Form 10-Q
period 2000-04-01
ZEBRAMART COM INC
filed 2000-05-16
CIK 1109749

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                          Commission File No. 000-28713

                               zebramart.com,inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

        Nevada
        ------                                            88-0443120
(State of Incorporation)                   (I.R.S. Employer Identification No.)


             Ten Piedmont Center, Suite 900, Atlanta, Georgia 30305
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  (404)467-6924
                                  -------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $0.00001 par value per share, 351,216,956 shares issued and outstanding as of May 15, 2000.

Transitional Small Business Disclosure Format (check one):  YES [ ]     NO  [X]

PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       APRIL 1, 2000 AND DECEMBER 31, 1999

                                                                              2000              1999
                                                                          -----------       -----------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $   415,850       $3,411,5546
     Accounts receivable                                                          878             5,540
     Prepaid expenses                                                          62,761            37,926
                                                                          -----------       -----------
         TOTAL CURRENT ASSETS                                                 479,489         3,455,020

PROPERTY AND EQUIPMENT, net                                                 1,385,832           369,562
                                                                          -----------       -----------

OTHER ASSETS
     Note Receivable, stockholder                                             300,000                --
     Other                                                                      8,019
                                                                          -----------       -----------

         TOTAL ASSETS                                                     $ 2,173,340       $ 3,824,582
                                                                          ===========       ===========


             LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                $   111,025       $   251,449
         Current portion of capital leases                                     26,413            26,413
     Zebrapoints redeemable                                                     3,325               699
     Deferred revenue                                                           3,948             5,625
                                                                          -----------       -----------
         TOTAL CURRENT LIABILITIES                                            147,571           284,186
                                                                          -----------       -----------

CAPITAL LEASES, NET OF CURRENT PORTION                                         19,863            23,196
                                                                          -----------       -----------

STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
     Common stock, $.00001 par, 500,000,000 shares
         authorized, 351,216,956 shares issued and outstanding                  3,512             3,492
     Additional paid-in capital                                             5,681,870         5,618,679
     Deficit accumulated during the development stage                      (3,676,616)       (2,104,971)
                                                                          -----------       -----------
         TOTAL STOCKHOLDERS'/MEMBERS'
              EQUITY (DEFICIT)                                              2,008,766        (3,517,200)
                                                                          -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'/
              MEMBERS' EQUITY (DEFICIT)                                   $ 2,173,340       $ 3,824,582
                                                                          ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999


                                                 2000              1999
                                            -------------       ---------

REVENUES:
     Membership revenue                     $         583       $      --
     Product revenue                                4,257              --

COST OF GOODS SOLD                                  5,814              --
                                            -------------       ---------
         Gross margin                                (974)             --
                                            -------------       ---------

OPERATING EXPENSES                              1,371,802         143,650
                                            -------------       ---------

OPERATING LOSS                                 (1,372,776)       (143,650)
                                            -------------       ---------

OTHER INCOME (EXPENSES):
     Organization Expense                        (200,020)
     Interest expense                              (1,372)             --
     Bank service charges                            (404)           (682)
     Interest income                                2,928              --
                                            -------------       ---------
         Total other income (expenses)           (201,774)           (682)
                                            -------------       ---------

NET LOSS                                    $  (1,571,644)      $(144,332)
                                            =============       =========


WEIGHTED AVERAGE COMMON SHARES
     USED IN COMPUTING BASIC AND
     DILUTED LOSS PER SHARE                   349,797,241              --
                                            -------------       ---------

BASIC AND DILUTED LOSS PER
     COMMON SHARE                           $     (0.0045)      $      --
                                            =============       =========


   The accompanying notes are an integral part of these financial statements.
                                        3

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND
                    FOR THE THREE MONTHS ENDED APRIL 3, 1999





                                                                    2000             1999
                                                                -----------       ---------

CASH FLOWS FORM OPERATING ACTIVITIES:
    Net loss                                                    $(1,571,644)      $(144,332)
                                                                -----------       ---------
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                               50,081           1,200
          Shares and options issued for services                     56,440
          Loss from disposal of fixed assets                             --          19,508
          Changes in operating assets and liabilities:
              Accounts receivable                                     4,662              --
              Prepaid expenses                                      (32,854)             --
              Other assets                                               --              --
              Accounts payable and accrued expenses                (140,424)          5,437
              Zebrapoints redeemed                                    2,626              --
              Deferred revenue                                       (1,677)         (5,000)
                                                                -----------       ---------
                 Total adjustments                                  (61,146)         21,145
                                                                -----------       ---------
       Net cash used in operating activities                     (1,632,791)       (123,187)
                                                                -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to a Stockholder                                          (300,000)
    Purchase of Property & Equipment                             (1,066,351)        (10,324)
                                                                -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance loans                                         --          75,410
    Repayments of loans                                              (3,333)        (30,000)
    Proceeds from stockholder contributions, net                      6,771         105,000
    Repurchase of stockholder interests                                  --         (18,000)
                                                                -----------       ---------
       Net cash provided by (used in) financing activities       (1,362,913)        132,410
                                                                -----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                  (2,995,704)         (1,101)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                           3,411,554          10,477
                                                                                  ---------

CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                                   $   415,850       $   9,376
                                                                ===========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOWS INFORMATION:
       Interest paid                                            $     1,372       $      --
                                                                ===========       =========

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999



NOTE A - FORMATION AND ORGANIZATION

zebramart.com, LLC (the "Company"), a Georgia limited liability company, was formed January 15, 1999. The Operating Agreement (the "Agreement") provided for the allocation of profits, losses, and cash distributions based on the capital accounts of each member from January 15, 1999 to October 14, 1999. The Company is a membership-based, value-oriented consumer web site offering its members a wide selection of products including electronics, home furnishings, and apparel. Through its zebrapoints program, the Company is able to offer its members an incentive to shop with the Company.

Effective October 14, 1999 the Company changed its structure from a limited liability corporation to a C corporation named zebramart.com, Inc. In connection with this change, the Company issued 10,000,000 shares of common stock to its members in proportion to their original investment percentage in the Company. The articles of incorporation authorized 50,000,000 shares with par value of $.01.

On December 15, 1999, Interactive Music, Inc., a Nevada corporation, combined with the Company. This pooling of interests transaction was accounted for as a reverse merger with zebramart.com. On that same date the Company changed its name from Interactive Music, Inc. to zebramart.com, Inc.

On March 6, 2000, the Company acquired Royal Acquisitions, Inc., a Nevada Corporation for $200,000 and 2,000,000 restricted shares of the Company's common stock. The transaction was recorded as a purchase.

As of April 1, 2000, the Company was still to be considered in the development stage since its activities from inception were primarily developmental in nature, with no significant revenues to date.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999



NOTE B - CURRENT OPERATIONS AND CAPITALIZATION ISSUES

The Company started Internet operations on December 1, 1999 and membership and product sales have been insignificant. The Company's minimal operating history makes it difficult to predict future operating results. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, or if the Company is unable or unwilling to reduce expenses proportionately, operating results will be adversely affected. There is no assurance that the Company will be profitable. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving e-commerce markets. If the Company is unable to develop and introduce new services, products, or product enhancements in a timely manner or if a new release of its services and products does not achieve market acceptance, the Company's business, operating results, and financial condition will be materially adversely affected.

The Company's success will depend upon management's ability to obtain contracts with customers; establish independent associates; continue product development; respond to competitive developments; create and expand its sales, marketing, and implementation forces; enter into sales agency agreements; and attract, train, and retain management and marketing personnel on a timely basis. The Company's growth will also require the Company to implement financial and management controls and reporting systems and procedures. The failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company raised approximately $5,000,000, net of issuance costs, in a private placement stock offering for operating capital. There is no assurance that the proceeds of this offering, together with revenues from operations will be sufficient to fund the Company's operations.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company endeavors to adhere to the most conservative generally accepted accounting principles and Security Exchange Commission guidelines as are practicable. As a general rule, the Company believes that Internet companies engaging in transactions that are similar to transactions entered into by traditional companies should follow the already established accounting models for those transactions.

Revenue Recognition

Product sales over the Internet are equivalent to sales of products at retail stores and are accounted for as sales when the products are delivered. The Company follows the Gross Sales concept versus the commission concept because the Company is the owner of the merchandise sold to customers and not merely an agent for another business. Membership revenues generated over the Internet are equivalent to fees received in advance for future services. The related revenue is recognized over the entire term of the membership plan.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks, and short-term investments with original maturities of 90 days or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

At April 1, 2000 the deferred revenue of $3,948 represents the unearned portion of membership revenue.

Property and Equipment

The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of five years. Leased equipment is depreciated over the life of the lease.

Property and equipment balances as of April 1, 2000 and April 3, 1999 were as follows:

                                     2000             1999
                                 -----------       --------

Furniture and fixtures           $    13,762       $  1,082
Computer equipment                   421,111         15,134
Leasehold Improvements                 1,834             --
Retail Store                          18,124             --
Software                           1,012,391          2,403
                                 -----------       --------
                                   1,467,226         19,508
Accumulated depreciation             (81,394)        (4,712)
                                 -----------       --------
Property and equipment, net      $ 1,385,832       $ 13,907
                                 ===========       ========

Costs of Developing the Web Site

The Company expenses all costs except for the cost of external off-the-shelf software.

Estimated Redemption Costs

The Company offers discount coupons in the form of zebrapoints, which are generally valid for the life of the membership. Since the Company has no history on redemption percentages it has elected to record the entire liability for un-expired and unused zebrapoints until there is sufficient history to do otherwise.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expense

Many Internet companies enter into advertising barter transactions with each other, in which they exchange rights to place advertisements on each other's web sites. There is diversity in practice in accounting for these transactions. The Company accounts for all related expenses as a cost of doing business with the value of the transaction being the actual cash liability for the service. The Company records the exchange rights also based on cash received as an offset to the related operating cost.

Shipping and Handling Costs

Shipping and handling costs are netted against the related customer charges and the net result is shown as a period operating cost.

Introductory Offers

The Company records only net revenue and only when the service is rendered. Costs associated with introductory offers are expensed as incurred.

Independent Contractors

The Company has been developing its operations through the use of independent contractors who are not employees of the Company. The Company does not pay or withhold Federal or state employment taxes with respect to these independent contractors. The Company believes that all independent contractors meet applicable requirements established by the Internal Revenue Service (the "IRS"); however, if the independent contractor status was denied by the IRS, the Company could become responsible for the taxes required to be withheld and could incur additional costs associated with employee benefits and other employee costs. As of January 31, 2000 there were no independent contractors.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

No provisions for income taxes have been made in the accounts of the Company when it was an LLC, since all of the members report their respective shares of taxable income and loss in their individual tax returns for the period the Company was an LLC. From October 14, 1999 through April 1, 2000 the Company incurred losses which will be available to offset future income taxes for Federal and state income taxes through 2019. The Company does not have any certainty of this future offset and accordingly has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax asset as follows:

     Deferred tax asset                  $1,000,000
     Less valuation allowance             1,000,000
                                         ----------
         Net deferred tax asset          $       --
                                         ==========

Members' Equity

In accordance with the Agreement, the net loss to October 14, 1999, the date of conversion from an LLC to a corporation, has been allocated to all members on a pro rata basis in proportion to their respective ownership interests in the Company. No member shall be allocated losses greater than their capital account balance until losses have been reallocated to all positive capital account balances.

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 (SFAS No. 128), Earnings Per Share, which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earning per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. Stock options and warrants have not been included in the computation of diluted loss per share as the computation would not be dilutive.

NOTE D - EQUITY TRANSACTIONS

In 1999, the Company repurchased membership interests from equity members for $18,000 based on the fair value of their membership interests on the date of the repurchases.

The Company has entered into agreements with selected employees and independent contractors that call for a percent of their earnings to be paid in stock options at the fair market value of the common stock when services were rendered. As of March 31, 2000, options for approximately 6,005,070 ("reserve pool") shares are reserved for issuance in connection with those services.

In January 2000, the Board formally approved the issuance of an option to a former employee for 1,578,000 of the Company's common stock shares at the applicable fair market value and related to the reserve pool at December 31, 1999.

On January 19, 2000 the Board of Directors approved an increase in the number of authorized shares to 700,000,000, approved a Long-Term Incentive Plan, reserved 70,000,000 shares for issuance under that Plan, approved employment agreements for two key executives, approved stock option grants for 3,419,225 related to the reserve pool at December 31, 1999, approved new stock options for 38,980,000 shares, approved performance based options of 16,670,000 that are based on achieving certain financial objectives over a three year period, approved a non-qualified stock option of 140,000 shares to a non-employee, and approved the grant of 159,675 shares to a non-employee for services rendered at fair market value. All option grants and share grants were at the weighted average fair market value at the time of services rendered or the fair market value on the date of grant.


On February 9, 2000 the Company loaned a non-employee shareholder $300,000 for the purpose of investing in a business venture. The loan is secured by 800,000 shares of zebramart.com, Inc. common stock. The loan calls for the non-employee to repay the loan in six months or for the Company to convert the loan to a 25% interest in the related business venture and retain the underlying security.

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         APRIL 1, 2000 AND APRIL 3, 1999


On February 14, 2000 the Board approved a stock option to a non-employee for 572,025 shares for services rendered at fair market value. The shares were related to the reserve pool at December 31, 1999.

NOTE E - LITIGATION

The Company is a defendant in a lawsuit filed by one of its former employees for breach of an alleged employment agreement. The Company intends to contest the case vigorously, and management does not believe that the pending lawsuit will have a material adverse effect on its business or financial condition.


NOTE F - SUBSEQUENT EVENTS

On April 26 the Company reached a proposed agreement with certain founding shareholders that call for the return of 187,701,342 their common shares in exchange for options (at fair market value) to purchase 30,000,000 shares of common stock.

On May 8, the Company entered into a letter of intent with MyFavoriteShoe.com to merge that Company into zebramart.com, inc. MyFavoriteShoe.com will exchange all of their shares for approximately 60,000,000 shares of zebramart.com, inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, which include our future expectations, hopes, intentions, beliefs and strategies. Such forward-looking statements include, but are not limited to, our anticipated expense levels for web site development, business development, marketing and general and administrative operations; the amount of and specific uses of anticipated capital expenditures; and expectations regarding liquidity and adequacy of cash resources. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on form 8-K filed with the Securities and Exchange Commission on May 10, 2000.

OVERVIEW

zebramart is an Internet retailer currently offering a members-only shopping club. Current membership programs include an introductory free membership (Silver Level) and a fee membership (Gold Level). Our limited revenue is currently derived from the sale of memberships and the sale of products. The company operates in the luxury goods sector of Internet retail, and the focus is on a demographic group aged between 34 and 54 with annual household incomes of $75,000 or higher. This is a very crowded market segment with competition coming from companies that do not charge a membership fee and that discount their products.

zebramart has two distinguishing programs that we believe will allow the Company to aggressively compete with organizations, which are larger and may be better financed. The membership-acquisition program is a B2B2C model, aimed at creating alliances with businesses, organizations and web communities that have large numbers of members that share our target demographics. Our research has indicated that our revenue-sharing program is very attractive to our alliance members. The majority of the groups we have approached have warmly received our program, and its presentation has resulted in either letters of intent or proceeding directly to contract negotiation. We will introduce customers into our systems in phases so as to not degrade system performance. We are sensitive to the needs of our alliances, and we intend to make every effort to exceed the expectations of our members and alliance partners.

The customer loyalty program encompasses points for purchases that can be redeemed for merchandise on our web site and frequent flyer programs. We are developing additional opportunities for point redemption that may include charitable donations, converting points into the Company's common stock and the addition of travel and concierge services.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 1, 2000 and APRIL 3, 1999

The Company started web operations on December 1, 1999. Business development efforts were started in earnest April 3, 2000. When comparing the first quarter 2000 with 1999, the comparison is with pure development stage and limited operational stage.

Salaries, Employee Benefits, and Professional Service fees accounted for 80 percent and 65 percent of operating expenses in 2000 and 1999 respectively.

Organizational expense includes the cash used to acquire Royal Acquisitions, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $3 million from approximately $3.4 million at December 31, 1999 to $.4 million at April 1, 2000. This decrease is primarily due to our net loss of $1.5 million incurred during the three months ended April 1, 2000 as well as capital expenditures of $1.1 million and a loan to a related business venture.

Net cash used in our operating activities was approximately $1.6 million for the three months ended April 1, 2000 as compared to $.1 million for the three months ended April 3, 1999.

Current cash consumption has resulted in several initiatives designed to reduce cash outflow and to encourage additional investment and loans to the Company. There can be no guarantee that these efforts will be successful.

RECENT DEVELOPMENTS

On May 8, 2000 the Company signed a letter of intent to merge with MyFavoriteShoe.com. MyFavoriteShoe is an Internet retailer currently offering high quality men's footwear and accessories. We believe this transaction will create business synergies and increase our access to capital. The Company has expanded its strategy from a single Internet retailing concept to multiple business units. These business units focus on different retail concepts, which serve the same demographic customer base and provide business services for those retail sectors.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

CAUTIONARY STATEMENTS AND RISK FACTORS

         The following discussion of aspects of the Company's business also constitutes a cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual quarterly and annual consolidated results for 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         In addition to the investment considerations listed herein, the effect of economic conditions, product demand, competitive products, and other risks should be considered carefully in evaluating the Company and our business. This report contains certain forward-looking statements. The Company wants to advise readers that actual results may differ substantially from such forward-looking statements.

         Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet our cash and working capital needs, the ability of the Company to successfully market our products, and other risks unforeseen by us at the time.

WE HAVE A LIMITED OPERATING HISTORY, FEW TANGIBLE ASSETS, LIMITED REVENUES, AN ACCUMULATED DEFICIT AND ANTICIPATE FUTURE LOSSES

         Our business is still in the early stages of development. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as on-line commerce. To address these risks, we must, among other things:

    continue to expand our manufacturer channels and buyer resources manage pricing risks maintain our customer base and attract significant numbers of new customers respond to competitive developments implement and successfully execute our business and marketing strategy continue to develop and upgrade our technologies and retailing services and commercialize products and services incorporating such technologies continue to develop and upgrade our transaction-processing systems improve our website provide superior customer service and order fulfillment and attract, retain and motivate qualified personnel

         There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company. Since inception of our predecessor LLC, we have incurred losses, for the years ended December 31, 1998 and December 31, 1999, and the three months ended April 1, 2000. As of April 1, 2000 we had an accumulated deficit of $3,620,176. Our ability to achieve profitability depends primarily upon our ability to generate and sustain substantially increased revenue levels. Our current and future expense levels are based largely on our planned operations and estimates of future revenues. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an adverse effect upon the Company.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET

         The on-line commerce market is new, rapidly evolving and intensely competitive. We expect competition in the on-line commerce market to intensify even more in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the retail shopping industry is intensely competitive. We compete with a variety of other companies, including traditional stores, non-traditional retailers, mail order catalogs and other on-line retailers. Competitive pressures created by any one of our competitors, or by our competitors collectively, could cause a material adverse effect on us. We believe that the principal competitive factors in our market are:

                  company name/brand recognition
                  selection
                  brand recognition of our products
                  personalized services
                  convenience
                  price
                  accessibility
                  customer service
                  quality of search tools
                  quality of site content
                  reliability
                  speed and ease of order fulfillment

         Many of our current and potential competitors have longer operating histories, larger customer bases, greater company name/brand recognition and significantly greater financial, marketing and other resources than us. In addition, on-line retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other on-line based services increases. Certain of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than us. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on us. New technologies and the expansion of existing technologies also may increase the competitive pressures on us. Additionally, we may face periods of intense price and marketing competition in the future.

WE ARE DEPENDENT ON STRATEGIC ALLIANCES TO HELP MARKET OUR BUSINESS

         We currently rely on and can be expected in the foreseeable future to rely on certain strategic alliances to attract shoppers to purchase our products. Our ability to generate revenues from on-line commerce depends, among other things, upon the increased traffic, purchases, advertising and sponsorships that we expect to generate through our strategic alliances with these and other companies. We are seeking to enter into long-term marketing agreements with several large Internet search engines, guides and on-line communities, as well as other strategic alliances, there also can be no assurance that additional third-party alliances will be available to us on acceptable commercial terms. Our inability to enter into new strategic alliances or to maintain our existing strategic alliances could have a material adverse effect on the Company.

WE RELY ON CERTAIN SUPPLIERS

         Our relationships with merchandise manufacturers are important to our business. Suppliers for our on-line store include manufacturers and a limited number of distributors. Since we do not currently carry inventory, we rely on rapid fulfillment of orders by our suppliers. There can be no assurance that our current suppliers will continue to sell merchandise to us on current terms or that we will be able to establish new or extend current supplier relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. We rely on our suppliers to process and ship merchandise directly to customers. We have limited control over the shipping procedures of our suppliers, and shipments by these suppliers have at times been subject to delays. Although most of the merchandise we sell carries a warranty supplied by the manufacturer, we also provide a 30-day money back guarantee. If the quality of service provided by such suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, we will be materially adversely affected.

OUR CONTINUED SUCCESS WILL BE DEPENDENT, IN PART, ON OUR ABILITY TO ANTICIPATE AND RESPOND TO MERCHANDISE TRENDS.

         Our sales are dependent, in part, on the popularity of our merchandise. Should consumer demand for the products of any key vendors decline, our operating results could be adversely affected.

         Our success depends, in part, on our ability to anticipate and respond to changing merchandise trends, and consumer demands in a timely manner. For example, if we miscalculate either the market for the merchandise offered on our site or the purchasing habits of our customers, we may not generate the volume of sales that we anticipate. Due to consumer ability to readily compare prices between on-line retailers, the manufacturers of certain premium brand products have chosen not to market these products over the Internet. Should we be unable to obtain a variety of premium products or be limited in our ability to utilize such products in our zebrapoints program, our business could be adversely affected.

WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING

         In order to expand and develop our current business, we will need to make significant capital expenditures. We expect to fund these expenditures through further debt or equity financing and, to a lesser extent, through internally generated funds. We cannot assure you, however, that we will succeed in raising sufficient debt or equity financing on acceptable terms or in generating sufficient funds. As of April 1, 2000 we had $415,850 in cash and cash equivalents and as of April 15, 2000 we had approximately $1,700 in cash and cash equivalents. In addition, we expect to require additional funds to sustain and expand our sales and marketing activities and our strategic alliances, particularly if there is a shift in the type of Internet services that are developed and ultimately receive customer acceptance. Adequate funds for these and other purposes on terms acceptable to the us, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, our lack of tangible assets to pledge could prevent us from establishing a source for additional financing. There is no assurance that such financing will be available in amounts or on terms acceptable to us.

WE MAY BE UNABLE TO MANAGE OUR GROWTH

         To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base. While we continually evaluate the adequacy of our systems and controls, there can be no assurance that our accounting systems, purchasing systems, internal controls and management information systems will continue to be adequate or that we will be able to upgrade or reconfigure our systems and controls to respond to our growth. Should sales continue to increase, we will have to find and train even more personnel to staff our store operations and provide back office support. There is no assurance that we will be able to hire or train the personnel we will need to meet increased demand should it develop. Further, we will be required to maintain and expand our relationships with various merchandise manufacturers, distributors, Internet and other on-line service providers and other third parties necessary to our business.

WE ARE DEPENDENT ON KEY PERSONNEL AND WILL NEED TO HIRE ADDITIONAL PERSONNEL

         Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. We have not sought nor do we have in force "key man" life insurance on any employees. Our performance also depends on our ability to retain and motivate our officers and key employees. Competition for such personnel is intense. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on the Company.

OUR OPERATING RESULTS ARE AFFECTED BY GENERAL ECONOMIC CONDITIONS AND ARE SUBJECT TO QUARTERLY AND SEASONAL FLUCTUATIONS.

         We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may adversely affect our quarterly operating results include, without limitation, our ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction the mix of products we will sell and offer for sale

                  the announcement or introduction of new sites, services and products by either us or our competitors price competition in the industry

                  the level of use of the Internet and on-line services and rate of consumer acceptance of the Internet and other on-line services for the purchase of consumer products such as those offered by us our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner the level of traffic on our website
                  technical difficulties, system downtime or Internet blackouts or brownouts the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure the implementation of strategic alliances

                  the level of merchandise returns we experience

                  governmental regulation

                  general economic conditions and economic conditions specific to the Internet and on-line commerce

       We expect to experience seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters.

WE MAY BECOME SUBJECT TO SALES, USE AND OTHER TAXES

         Except in certain limited cases, we do not currently collect sales, use or other similar taxes for shipments of goods into states other than Georgia. However, the Federal government or one or more states may seek to impose sales tax collection obligations on out-of-state companies, which engage in on-line commerce. Additionally, any new operation in states outside of Georgia could subject shipments into such states to state sales taxes under current or future laws.

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF ON-LINE COMMERCE.

         Our future revenues and future profits are substantially dependent upon the widespread acceptance and use of the Internet and on-line services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. We rely on consumers who have historically used traditional means of commerce to purchase merchandise. For us to be successful, these consumers must accept and utilize new ways of conducting business and exchanging information. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce on-line. In addition, the Internet and on-line services may not be accepted as a viable commercial marketplace by many consumers for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and on-line services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and on-line services will prove adequate to support increased user demands. In addition, the Internet or on-line services could lose their viability or attractiveness due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or on-line service activity or changes in tax policy. Changes in or insufficient availability of telecommunications services to support the Internet or on-line services also could result in slower response times and adversely affect usage of the Internet and on-line services generally and us in particular.

WE ARE SUBJECT TO POSSIBLE ON-LINE COMMERCE SECURITY RISKS

         We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Future advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could possibly result in a compromise or breach of the algorithms we use to protect customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources in the future to protect against such security breaches or to alleviate problems caused by such breaches. To the extent our activities or the activities of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation or other possible liability which could have a material adverse effect on us.

WE MAY BE SUBJECT TO GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to the access of on-line commerce. However, due to the increasing popularity and use of the Internet and other on-line services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for on-line commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business on-line. The adoption of any additional laws or regulations may decrease the growth of the Internet or other on-line services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other on-line services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve.

WE ARE SUBJECT TO THE RISK OF CAPACITY CONSTRAINTS AND RELY ON
TRANSACTION-PROCESSING SYSTEMS DEVELOPED BY THIRD PARTIES

         The satisfactory performance, reliability and availability of our store on the Internet, including our transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. Our revenues depend on the number of visitors who shop at our store on the Internet and the volume of orders we fulfill. Any system interruption that results in the unavailability of our store on the Internet or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product offerings. As our sales volume grows, we can be expected to need to make significant upgrades to the capacity of our Internet store in order to handle thousands of simultaneous shoppers. Our inability to procure additional software and hardware or to further develop and upgrade our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our Internet site or increased sales volume through our transaction-processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of order fulfillment.


WE ARE SUBJECT TO THE RISK OF SYSTEM FAILURES

         Our ability to successfully receive and fulfill orders and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We presently have very limited redundant systems. We also do not have a formal disaster recovery plan and do not carry any business interruption insurance. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ADAPT TO RAPID TECHNOLOGICAL CHANGE

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our on-line store. The Internet and the on-line commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Internet store and our proprietary technology and systems obsolete. Accordingly, our success will depend, in part, on our ability to license leading technologies necessary or useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a store on the Internet and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to successfully use new technologies effectively or adapt our site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.


WE WILL HAVE SUBSTANTIAL SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE RESALE



         The sale or availability for sale of substantial amounts of our common stock could adversely affect any market for the common stock and the price for such stock, and could impair our ability to raise additional capital through the sale of our securities.

         In addition to the number of shares of common stock currently outstanding, which may be available for future resale, the existence of a substantial number of derivative securities, such as options or warrants, may also adversely affect any market for the common stock, the price for such stock, and could impair the Company's ability to raise additional capital through the sale of our equity securities. Additionally, we expect to adopt equity based incentive compensation plans for our employees.




THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND THE TRADING PRICES FOR OUR COMMON STOCK MAY BE VOLATILE.

         ZMRT's common stock is traded on the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") under the symbol ZMRT.

         ZMRT has not filed a registration statement with the Securities and Exchange Commission and has not been a reporting company under the Securities Exchange Act of 1934. The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTCBB to be registered as reporting companies. The Company is required to become a reporting company by the close of business on March 23, 2000 or no longer be listed on the OTCBB. ZMRT has effected the merger with Royal Acquisitions, Inc. and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market. No assurance can be given that an active trading market in the Company's securities will be sustained if it is able to retain its listed status.

PENNY STOCK REGULATION

         The Company's common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors
(generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

PART 2

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated March 6, 2000 - reporting the assumption by zebramart.com of the reporting obligations of Royal Acquisitions, Inc. and a description of zebramart.com's business.

         Current Report on Form 8-K dated March 6, 2000 - reporting audited Balance Sheets of zebramart.com as of December 31, 1999 and 1998, and audited Statements of Operations, Statements of Stockholders' in Equity and Statements of Changes in Cash Flows, in each case for the fiscal year ending December 31, 1999 and for the period beginning on January 15, 1998 and ending on December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ZEBRAMART.COM, INC.



Date: May 16, 2000                  By: /s/ Roger Haggerty
                                       ----------------------------------------
                                             Roger Haggerty
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)