Form 10-Q
period 2000-06-30
ZEBRAMART COM INC
filed 2000-08-21
CIK 1109749

                                     TABLE OF CONTENTS


==========================================================================================================

PART 1 1

ITEM 1. FINANCIAL STATEMENTS.............................................................................1
-----------------------------
         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000..................................................2
         ----------------------------------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30 1999 AND 2000................2
         --------------------------------------------------------------------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30 1999 AND 2000..................3
         ------------------------------------------------------------------------------
         CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED JUNE 30 1999 AND 2000..................4
         ------------------------------------------------------------------------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................5
         ------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................7
-----------------------------------------------------------------

PART II..................................................................................................9
--------

ITEM 1. LEGAL PROCEEDINGS................................................................................9
--------------------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................9
-------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................9
---------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................9
-----------------------------------------------------------

ITEM 5. OTHER INFORMATION................................................................................9
-------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A......................................................10
--------------------------------------------------


                    TO JUMP TO A SECTION, CLICK PAGE NUMBER.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                          Commission File No. 000-28713

                               zebramart.com, inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

         Nevada
         ------                                          88-0443120
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                          667 Madison Ave, NY,NY 10021
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 396-0606
                                  -------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value per share, 408,870,603 shares issued and outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]


PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

ASSETS

CURRENT ASSETS:
  Cash                                                                     $   2,846
  Accounts receivable                                                            410
  Inventory                                                                    3,337
                                                                 --------------------
 TOTAL CURRENT ASSETS                                                          6,592

PROPERTY AND EQUIPMENT, net                                                   45,278

OTHER ASSETS                                                                   1,344

                                                                 --------------------
 TOTAL ASSETS                                                                 53,214
                                                                 ====================


 LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    3,317,048
  Zebrapoints redeemable                                                       1,115
  Lease Obligations                                                          287,403
  Sub-lease Prepayment Liability                                              75,728
  Loans Payable                                                              591,577
  Legal Contingency                                                          134,693

                                                                 --------------------
 TOTAL CURRENT LIABILITIES                                                 4,407,564

STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
   Common stock, $.00001 par, 500,000,000 shares
     authorized, 408,870,603 shares issued and outstanding                     4,102
   Additional paid-in capital                                              7,238,613
   Deficit accumulated during the development stage                      (11,597,065)

TOTAL STOCKHOLDERS'/MEMBERS'
                                                                 --------------------
  EQUITY (DEFICIT)                                                        (4,354,350)

TOTAL LIABILITIES AND STOCKHOLDERS'/
                                                                 --------------------
  MEMBERS' EQUITY (DEFICIT)                                                   53,214
                                                                 ====================


   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - three months ended JUNE 30 1999 AND 2000

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS 1
                  FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                                                    Three Months Ended June 30,
                                                                        2000                  1999
                                                                        ----                  ----
REVENUES:
   Membership revenue                                                $           895       $           -
   Product revenue                                                            16,947                   -
Other Operating Revenue                                                        4,536               2,500

                                                                    Three Months Ended June 30,
                                                                        2000                  1999
                                                                        ----                  ----
COST OF GOODS SOLD                                                            15,563                   -
                                                           ----------------------------------------------
     Gross margin                                                              6,816               2,500

OPERATING EXPENSES                                                         2,816,363             340,659
                                                           ----------------------------------------------
OPERATING LOSS                                                            (2,809,547)           (338,159)

OTHER INCOME (EXPENSES):
   Interest expense                                                          (14,584)            (12,505)
   Bank service charges                                                       (1,076)             31,762
   Interest income                                                            30,042             (56,881)
       Financing Fees                                                        (42,303)                553
       Write down of investments                                            (300,590)                  -
       Business cessation expense                                         (2,823,226)                  -
                                                           ----------------------------------------------
Total other income (expenses)                                             (3,151,737)            (37,070)
                                                           ----------------------------------------------
NET LOSS                                                                  (5,961,284)           (375,229)
                                                           ==============================================

WEIGHTED AVERAGE COMMON SHARES
   USED IN COMPUTING BASIC AND
   DILUTED LOSS PER SHARE                                                373,426,586               -----

BASIC AND DILUTED LOSS PER
   COMMON SHARE                                                              (0.0160)              -----




   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - six months ended JUNE 30 1999 AND 2000

                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS 2
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                     Six Months Ended June 30,
                                                                         2000                  1999
                                                                         ----                  ----
REVENUES:
   Membership revenue                                                 $         1,478       $          -
   Product revenue                                                             38,910                  -
Other Operating Revenue                                                         4,536              2,500

COST OF GOODS SOLD                                                             31,328                  -

                                                           ----------------------------------------------
     Gross margin                                                              13,596              2,500

OPERATING EXPENSES                                                          5,189,951            421,536

                                                           ----------------------------------------------
                                                           ----------------------------------------------
OPERATING LOSS                                                             (5,176,355)          (419,036)

                                                                     Six Months Ended June 30,
                                                                         2000                  1999
                                                                         ----                  ----
   OTHER INCOME (EXPENSES):
       Organization Expense                                                  (200,000)                 -
       Interest expense                                                       (15,956)           (12,505)
       Bank service charges                                                    (1,998)            (1,420)
Interest income                                                                32,980                530
Financing Fees                                                                (42,303)               100
Write down of investments                                                    (300,590)                 -
Business cessation expense                                                 (2,823,226)                 -

                                                           ----------------------------------------------
                                                           ----------------------------------------------
Total other income (expenses)                                              (3,351,093)           (13,295)

                                                           ----------------------------------------------
                                                           ----------------------------------------------
   NET LOSS                                                                (8,527,448)          (432,331)
                                                           ==============================================


WEIGHTED AVERAGE COMMON SHARES
   USED IN COMPUTING BASIC AND
   DILUTED LOSS PER SHARE                                                 361,611,913              -----

BASIC AND DILUTED LOSS PER
   COMMON SHARE                                                               (0.0236)             -----



   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - six months ended JUNE 30 1999 AND 2000


                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                       Six Months Ended June 30,
                                                                         2000               1999
                                                                         ----               ----
CASH FLOWS FORM OPERATING ACTIVITIES:
  Net loss                                                            $ (8,527,448)        $(432,331)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                                              65,345             3,954
  Changes in operating assets and liabilities:                                   -                 -
    Accounts receivable                                                      5,130                 -
    Prepaid expenses                                                        32,554            (1,797)
    Inventory                                                               87,882                 -
    Other assets                                                                 -                 -
    Accounts payable and accrued expenses                                2,346,563            53,634
    Deferred Payroll & Payroll Liabilities                                 148,870            49,000
    Tax Liability                                                              278             2,272
    Reserve for stock compensation                                               -            21,600
    Zebrapoints                                                                416                 -
    Deferred revenue                                                        (5,625)                -
    Prepaid Sublease Liability                                              75,728                 -
    Legal Contingency Liability                                            134,693                 -

                                                          -------------------------------------------
Total adjustments                                                        2,891,834           128,662

                                                          -------------------------------------------
 Net cash used in operating activities                                  (5,635,614)         (303,669)


CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                       Six Months Ended June 30,
                                                                           2000               1999
                                                                           ----               ----
  Write down (Purchase) of Property & Equipment                            463,651           (67,699)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans                                                                  661,022            96,900
    Lease Obligations                                                      237,795                 -
    Proceeds from stockholder contributions, net                           865,435           365,448
                                                          -------------------------------------------
 Net cash provided by financing activities                               1,764,252           462,348
                                                          -------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           (3,407,711)           90,979
                                                          ===========================================
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    3,410,557                 -
                                                          -------------------------------------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                                                  2,846            90,979
                                                          ===========================================


                               ZEBRAMART.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Form 10-Q for the three months ended April 1, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of zebramart.com, inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company recognizes revenue at the time that goods are shipped to the customer.

Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the year ended December 31, 1999, and such losses are continuing and have substantially increased in fiscal year 2000. Additionally, the Company has used, rather than provided, cash in its operating activities during the year ended December 31, 1999, and this was also the case for the six months ended June 30, 2000. Due to its cash flow situation, the Company is attempting to negotiate payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case-by-case basis.

In view of the matters described in the preceding paragraph, there is significant doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

Write Down of Investments

In the first three months of the year 2000, the Company invested $300,000 in a financial services start-up. To date the start-up has not performed on its plan and management believes that the chance of receiving any of its invested capital back is negligible. The entire investment was written off in the three months ended June 30, 2000.

Since the merger with MyFavoriteShoe.com, Inc., the viability of MyFavoriteShoe.com, Inc. is not probable. The $590.07 of the par value of the stock issued in the merger transactions was written off in the three months ended June 30, 2000.

Business Cessation Expense

In June 2000, the Company closed and abandoned its initiative to create a retail internet site and retail store. Due to this, the Company has written down much, if not all, of the value of assets developed for the internet site and the store. These write-downs have been applied to Business Cessation Expense.

The Company has closed it Atlanta office and will not be able to recover any value from a number of assets associated with the office lease and location. Thus, the Company has written down much, if not all, of the value of assets related to the office lease and location. These write-downs have been applied to Business Cessation Expense.

The Company has returned all inventory in its possession to the respective vendors. There is additional inventory that is owned by the Company that is being held by the Company's outside photographer as security again bills overdue. The Company does not expect to recover this inventory. Thus, all inventory value has been written off against Business Cessation Expense.

The Company had some Accounts Receivable for which it has lost records that would allow the Company to attempt collection. Thus, all Accounts Receivable accounts have been written off against Business Cessation Expense.

The Company is in the process of divesting or closing its wholly owned subsidiary, MyFavoriteShoe.com, Inc. Due to this, MyFavoriteShoe.com, Inc. has written off a significant amount of its assets to account for the amount expected to be recovered against its liabilities. The outsourced warehousing operation, which holds the inventory of MyFavoriteShoe.com, Inc., has billed MyFavoriteShoe.com, Inc. for more than the inventory is expected to be worth in liquidation and is expected to be able to perfect a warehouseman's lien on the inventory. Due to termination clauses of the now terminated contract, it is probable that MyFavoriteShoe.com, Inc. will owe the warehouse contractor a total of more than $500,000. At this time, it is not expected that any value will be recovered from the inventory and it has been substantially written off.

The following table shows a list of the consolidated asset write-downs (write-ups) to Business Cessation Expense:

                                                 Percentage written down                 Amount written down
                                                 -----------------------                 -------------------
Accounts Receivable                                                 100%                        $      3,546
Furniture & Fixtures                                                100%                              12,927
Equipment                                                            90%                             407,502
Software                                                            100%                           1,443,901
Retail Store Development                                            100%                              45,420
Leasehold Improvements                                              100%                             341,887
Inventory                                                            99%                             429,185


Deposits & Downpayments                                             100%                             118,273
Depreciation and other liabilities                                 (100%)                           (257,819)

Total                                                                                              2,544,823


Lease Obligations

As of June 30, 2000, the Company and its subsidiary are currently in default on all of their Equipment Leases, which include four operating leases with Dell Acceptance Corp., two operating leases with Sun Microsystems Finance, and one operating lease with First Portland Corporation. MyFavoriteShoe.com, Inc. also is obligated under its office lease with UNICO Properties, Inc. Under the terms of the leases, in the event of default by the Company, all amounts due over the life of the lease became due immediately. The amount that has been accelerated on the leases and that is currently due has been applied against Lease Obligation Liabilities and Business Cessation Expense. Thus, the consolidated amount currently due on the leases, after subtracting amounts previously billed but not paid, is as follows:

                                                       Lease Obligations
                                                       -----------------

Dell Acceptance                                                 $ 67,184
Sun Microsystems Finance                                         117,809
First Portland Corporation                                        29,169
UNICO Properties, Inc.                                            73,241

Total


Loans Payable

As of June 30, 2000, the Company is currently in default on its loan from Internet Financial Services, LLC. Under the terms of the loan, in the event of default by the Company, all amounts due over the life of the loan became due immediately.

Additionally, the Company has loans from Avenel Ventures, Inc. and James Carter. Under the terms of the loans, both are due in the third quarter of 2000.

The Company's wholly owned subsidiary MyFavoriteShoe.com, Inc. also has loans that are currently due.

The loans payable of the consolidated Company are summarized as follows:

                                                                 Loans Payable
                                                                 -------------

Internet Financial Services, LLC                                     $ 205,643
Avenel Venture, Inc.                                                   128,750
PcBoat, Inc.                                                             9,000
Tower Hill Holdings, Inc.                                              248,184

Total


Loan To Subsidiary

The Company has a loan agreement with its wholly owned subsidiary, MyFavoriteShoe.com, Inc. Under this agreement, as of June 30, 2000 the Company has advanced $68,695 to MyFavoriteShoe.com, Inc. This loan is not shown in the consolidated statements since it is offset by the consolidation of the statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of June 30, 2000 were $53,214, a decrease of $4,131,965 from total assets of $4,185,179 at December 31, 1999. The decrease is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed.

Current liabilities increased by $4032,159 from $375,405 at December 31, 1999 to $4,407,564 at June 30, 2000. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations. The increase is primarily attributable to increasing accounts payable and accrued expenses of $2,500,485, increases in loans payable of $467,577, and increases in current lease obligations of $287,403.

Stockholder's equity decreased from $3,307,661 at December 31, 1999 to $(4,354,350) at June 30, 2000, a decrease of $7,662,011. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed.

RESULTS OF OPERATIONS

Revenue increased by $42,424 for the six-month period ended June 30, 2000 as compared to the same period for the prior year. The increase for the six-month period is due to the beginning of the Company's internet operations. The Company has subsequently shut down all internet operations.

Cost of goods sold increased $31,328 for the six-month period ended June 30, 2000 as compared to the same period for the prior year. The increase is due to the sales increase.

Operating expenses increased by $4,768,415 to $5,189,951 for the six-month period ended June 30, 2000. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations.

The Company incurred a net loss of $8,527,448 for the six months ended June 30, 2000 as compared to a net loss of $432,331 for the six months ended June 30, 1999, which is an increased loss of $4,757,319. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2000, operating activities consumed $5,635,614 of cash as compared to $303,669 for the same period for the prior year. The primary reasons for the significant increase was the Company's aggressive spending to quickly launch its internet operations. The Company has effectively expended all of its current resources and has a serious liquidity shortfall. The Company is in the process of approaching its creditors to attempt to settle liabilities with past due vendors and paying down its accounts payable and accrued liabilities. Failure to renegotiate current liabilities with its vendors could seriously impact the Company's ability to continue as a going concern.

Due to the downsizing of the Company, its cash needs are not increasing at anywhere near the rate that they did over the six months ended June 30, 2000.

The Company is making efforts to bring in outside capital to fund its business plan. Failure to achieve further funding could be devastating to the viability of the Company as on ongoing concern.

MANAGEMENT'S OPERATING PLANS

In June 2000, the Company permanently ceased its primary business of operating a retail internet site.

The Company is in the process of relocating its headquarters to New York, New York and will have as its primary focus the development of communications related businesses.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the fiber optics and sub-systems components industry will be successful, that competitive conditions within the fiber optics and sub-systems components industry will not change materially or adversely and that there will be no material adverse change in the Company's expected operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.


PART II.

ITEM 1. LEGAL PROCEEDINGS.

MMW Group, d/b/a MWW Savitt v. MyFavoriteShoe.com, Inc.--King County Superior Court, Washington State

On August 2, 2000, the Company's wholly owned subsidiary, MyFavoriteShoe.com, Inc. was sued for breach of contract and the plaintiff is seeking damages of $134,693.17 plus interest and attorney's fees and costs. The suit arises from the early termination of a six-month contract between MWW Savitt and MyFavoriteShoe.com, Inc. Management feels there is a strong possibility that the plaintiff will receive a judgment against the subsidiary. Thus, a contingent liability of $134,693.17 has been incurred by the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 59,073,362 shares on May 24, 2000 in conjunction with the merger with MyFavoriteShoe.com, Inc. The merger agreement is included herein by reference in Item 6. In the merger, in addition to the shares issued, a total of 5,762,998 stock options and warrants were issued with exercise prices ranging from $0.0037 to $0.35 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5. OTHER INFORMATION

Cottage Ventures, L.L.C. Acquisition

As of August 7, 2000 the Company has entered into an agreement in principle to acquire a 30% stake in Cottage Ventures, L.L.C., a New York limited liability corporation, which is a privately-held communications infrastructure venture capital firm and an Internet company incubator, in an all-stock transaction for 60,000,000 common shares of the Company. Cottage Ventures, L.L.C. holds minority stakes in Health Information Publication, Inc., eCapex.com, Inc., ifFound.com, Inc. and Accolade, Inc. The Company does not plan to consolidate its financial statements with Cottage Ventures, L.L.C.

MyFavoriteShoe.com, Inc. Merger

On May 24, 2000 the Company completed a merger with MyFavoriteShoe.com, Inc. in which the Company acquired all of the shares of MyFavoriteShoe.com, Inc. in return for shares in the Company. The full report on the transaction can be found in the Company's Form 8-K filed on June 8, 2000 and the related Form 8-K/A filed on August 7, 2000. In connection with the merger, Kevin Schuyler and Sean Daly were appointed directors of the Company.

Board of Directors and Officer Changes

David Kenner and Roger Haggerty resigned as directors and officers of the Company in May 2000. They resigned for personal reasons.

Kevin Schuyler resigned as a director of the Company in June 2000 for personal reasons.

William Head resigned as a director of the Company in June 2000 for personal reasons.

In August 2000, Daniel Mackell joined the company as a director

In August 2000, Daniel Mackell was appointed a director, the Chairman of the Board, the Chief Executive Officer, and the President of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(d) EXHIBITS.

       1. Agreement and Plan of Merger by and among zebramart.com, inc., Coacqsub, Inc. and MyFavoriteShoe.com, Inc., dated as of May 16, 2000 on Form 8-K filed on June 8, 2000.
       2. MyFavoriteShoe.com, Inc. Unaudited Statement of Financial Condition and zebramart.com, inc. Consolidate Statements for the year ended December 31, 1999 and the three months ended March 31, 2000 on Form 8-K/A filed on August 7, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZEBRAMART.COM, INC.



Date: August 21, 2000                  By: /s/ Daniel J. Mackell
                                       ----------------------------------------
                                             Daniel J. Mackell
                                            (Chairman, President and Chief
                                             Executive Officer)
                                            (principal financial officer)