Form 10-Q
period 2000-09-30
ZEBRAMART COM INC
filed 2000-11-20
CIK 1109749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                          Commission File No. 000-28713

                            Cottage Investments, Inc.
                            -------------------------
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

                               zebramart.com, inc.
                               -------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $0.00001 par value per share, 154,212,164 shares issued and outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]


PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

ASSETS

 OTHER ASSETS                                                  $     1,644

                                                               ---------------
  TOTAL ASSETS                                                       1,644
                                                               ===============


  LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Bank Overdraft                                                    1,558
   Accounts payable and accrued expenses                         1,792,182
   Lease Obligations                                               111,388
   Loans Payable                                                   571,743
   Net Liabilities from MyFavoriteShoe.com, Inc.                 2,092,203

                                                               ---------------
  TOTAL CURRENT LIABILITIES                                      4,569,073

 STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
    Common stock, $.00001 par, 350,000,000 shares
      authorized, 154,212,164 shares issued and outstanding          1,542
    Additional paid-in capital                                   7,315,109
    Deficit accumulated during the development stage           (11,884,080)

 TOTAL STOCKHOLDERS'/MEMBERS'
                                                               ---------------
   EQUITY (DEFICIT)                                             (4,567,429)

 TOTAL LIABILITIES AND STOCKHOLDERS'/
                                                               ---------------
   MEMBERS' EQUITY (DEFICIT)                                         1,644
                                                               ===============

   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - three months ended SEPTEMBER 30 1999 AND 2000

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS 1
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                               Three Months Ended September 30
                                                                    2000               1999
                                                                    ----               ----
REVENUES:
   Membership revenue                                        $          -          $       -
   Product revenue                                                      -                 30

COST OF GOODS SOLD                                                      -              1,355

                                                            -----------------------------------
     Gross margin                                                       -             (1,325)

                                                               Three Months Ended September 30
                                                                    2000               1999
                                                                    ----               ----
OPERATING EXPENSES                                                129,484            659,422

                                                            -----------------------------------
OPERATING LOSS                                                   (129,484)          (660,747)

OTHER INCOME (EXPENSES):
   Interest expense                                                (4,934)            (3,284)
   Bank service charges                                              (543)            (3,518)
   Business cessation expense                                    (223,682)                 -

                                                            -----------------------------------
Total other income (expenses)                                    (229,159)            (6,802)

Loss from Continuing Operations                                  (358,644)          (667,548)

Discontinued Operations
Net Loss (Gain) from operations of MyFavoriteShoe.com, Inc.       (71,628)           168,976

                                                            -----------------------------------
NET LOSS                                                         (287,016)          (836,525)
                                                            ===================================

WEIGHTED AVERAGE COMMON SHARES                                179,678,662              -----
   USED IN COMPUTING BASIC AND
   DILUTED LOSS PER SHARE

BASIC AND DILUTED LOSS PER                                   $    (0.0016)             -----
   COMMON SHARE

   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - nine months ended SEPTEMBER 30 1999 AND 2000

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS 2
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                            Nine Months Ended September 30
                                              2000                   1999
                                              ----                   ----
REVENUES:
   Membership revenue                    $       1,478          $         -
   Product revenue                               1,917                   30
Other Operating Revenue                          4,536                2,500

COST OF GOODS SOLD                               6,835                1,355

                                    ---------------------------------------
     Gross margin                                1,096                1,175

OPERATING EXPENSES                           3,500,675            1,040,722

                                    ---------------------------------------
OPERATING LOSS                              (3,499,579)          (1,039,547)

OTHER INCOME (EXPENSES):
   Organization Expense                       (200,000)            (200,000)
   Interest expense                            (19,164)             (15,788)
   Bank service charges                         (1,324)              (4,908)
   Interest income                              32,950              200,075
   Financing Fees                              (21,557)                  70
   Write down of investments                  (300,590)                   -

                                            Nine Months Ended September 30
                                              2000                   1999
                                              ----                   ----

   Business cessation expense               (2,063,954)                   -
                                    ---------------------------------------
Total other income (expenses)               (2,573,639)             (20,551)

Loss from Continuing Operations             (6,073,217)          (1,060,098)

Discontinued Operations
Net Loss (Gain) from operations              2,741,246              208,757
    of MyFavoriteShoe.com, Inc.
                                    ---------------------------------------
NET LOSS                                    (8,814,463)          (1,268,856)
                                    =======================================

WEIGHTED AVERAGE COMMON SHARES             181,340,311               -----
USED IN COMPUTING BASIC AND
   DILUTED LOSS PER SHARE

BASIC AND DILUTED LOSS PER               $     (0.0486)               -----
COMMON SHARE

   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - Nine Months ended SEPTEMBER 30 1999 AND 2000


                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                            Nine Months Ended September 30
                                                               2000               1999
                                                               ----               ----
CASH FLOWS FORM OPERATING ACTIVITIES:
  Net loss                                              $     (8,814,463)       $(1,268,856)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                                    24,347             11,078
  Changes in operating assets and liabilities:
    Accounts receivable                                            5,540                  -
    Prepaid expenses                                              32,554             (1,797)
    Bank Overdraft                                                 1,558                  -
    Accounts payable and accrued expenses                      1,429,411            230,269
    Deferred Payroll & Payroll Liabilities                        95,120              1,000
    Tax Liability                                                 14,753                  -
    Deferred revenue                                              (5,625)                 -
    Net Liabilities from MyFavoriteShoe.com, Inc.              1,967,111            (91,244)

                                                        -----------------------------------
Total adjustments                                              3,564,768            149,306

                                                        -----------------------------------
 Net cash used in operating activities                        (5,249,695)        (1,119,549)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase (Write down) of Property & Equipment                  264,497           (276,389)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans                                                        572,493             61,750
    Lease Obligations                                             61,779                  -
    Proceeds from stockholder contributions, net                 939,372          1,357,948
                                                        -----------------------------------
 Net cash provided by (used in) financing activities           1,573,643          1,419,698

                                                            Nine Months Ended September 30
                                                               2000               1999
                                                               ----               ----
NET INCREASE (DECREASE) IN CASH AND CASH
                                                        -----------------------------------
  EQUIVALENTS                                                 (3,411,554)            23,759
                                                        ===================================

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          3,411,554                  -

CASH AND CASH EQUIVALENTS, END                          -----------------------------------
  OF PERIOD                                                            -             23,759
                                                        ===================================


   The accompanying notes are an integral part of these financial statements.


                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-Q for the three months ended April 1, 2000 and on the Company's Form 10-Q for the three and six months ended June 30, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cottage Investments, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated.

On November 15, 2000 the Company changed its name from zebramart.com, inc. to Cottage Investments, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company had no revenue during the three month period ended September 30, 2000.


Continuing as a Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The Company has sustained losses during the year ended December 31, 1999, and such losses are continuing and have substantially increased in fiscal year 2000. Additionally, the Company has used, rather than provided, cash in its operating activities during the year ended December 31, 1999, and this was also the case for the nine months ended September 30, 2000. Due to its cash flow situation, the Company is attempting to negotiate payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case-by-case basis.

In view of the matters described in the preceding paragraph, there is significant doubt about the Company's ability to continue as a going concern. The satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis, to negotiate terms with its current creditors, and to succeed in its future operations.


Accounts Payable

The Company previously recorded bills for $164,500 for services that had already been paid. In September 2000, Operating Expenses were offset by this amount.


Business Cessation Expense - Cottage Investments, Inc.

Business Cessation expenses are expenses the parent company, Cottage Investments, Inc., has incurred due to the closing of operations.

The Company has turned over substantially all of its assets to its secured creditors. Thus, the Company has written down much, if not all, of the value of the majority of its assets that were owned prior to June 30, 2000. These write-downs of $47,602 have been applied against Business Cessation Expense.

As described under the Loans Payable section herein the Company has charged $167,888 to Business Cessation Expense related to the default on the loan from Internet Financial Services, LLC.

Cancellation fees of $1,870 related to the early termination of the Company's credit card processing accounts has been charged to Business Cessation Expense.


Lease Obligations

As of September 30, 2000, the Company is currently in default on equipment operating leases with Dell Acceptance Corp. and Sun Microsystems Finance. The amount currently due on the leases is as follows:

                                                       Lease Obligations
                                                       -----------------

Dell Acceptance                                         $    58,983
Sun Microsystems Finance                                     52,405

Total                                                       111,388


Loans Payable

As of September 30, 2000, the Company is currently in default on its loan from Internet Financial Services, LLC. Under the terms of the loan, in the event of default by the Company, all amounts due over the life of the loan plus reasonable attorney's fees became due immediately. The difference between the amount previously recorded as being due on this loan has been increased by $167,888 to make the balance coincide with the amount being sought by Internet Financial Services, LLC in the lawsuit described subsequently herein. This increase was charged to Business Cessation Expense.

Additionally, the Company has loans from Avenel Ventures, Inc., James Carter, and pcBoat.com. Under the terms of the loans, both were due in the third quarter of 2000. The loan to Mr. Carter is secured with 10,107,500 shares of Common Stock. Mr. Carter has requested the shares be issued unless payment to him is made immediately.

The loans payable of the Company are summarized as follows:

                                                          Loans Payable
                                                          -------------

Internet Financial Services, LLC                         $  408,964
Avenel Venture, Inc.                                        132,500
pcBoat.com                                                    9,000
James Carter                                                  9,000
Tower Hill Holdings, Inc.                                    12,279

Total                                                       562,743


Capital Stock

The Company conducted a 1 for 2 reverse stock split on August 16, 2000.

The Company issued 30,000,000 shares of Common Stock in return for a 30% interest in Cottage Ventures, LLC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of September 30, 2000 were $1,644, a decrease of $3,822,938 from total assets of $3,824,582 at December 31, 1999. The decrease is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended September 30, 2000, assets decrease $44,090 due to the write off of Company assets related to the closing of the Company's Internet operations.

Current liabilities increased by $4,284,877 from $284,186 at December 31, 1999 to $4,569,073 at September 30, 2000. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations. The increase is primarily attributable to increasing accounts payable and accrued expenses of $1,514,320, increases in loans payable of $571,743, increases in current lease obligations of $111,388, and the increase in the net liabilities of MFS of $1,882,665. In the three months ended September 30, 2000, liabilities increased $159,752. A significant portion of the increase in liabilities in the three months ended September 30, 2000 was due to liabilities incurred but not booked in the previous quarter.

Stockholder's equity decreased from $3,517,200 at December 31, 1999 to $(4,567,429) at September 30, 2000, a decrease of $8,084,629. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended September 30, 2000, stockholders equity decreased $213,079.

RESULTS OF OPERATIONS

Revenue increased by $5,401 for the nine-month period ended September 30, 2000 as compared to the same period for the prior year. The increase for the nine-month period is due to the beginning of the Company's internet operations. The Company shut down all internet operations prior to June 30, 2000. Thus, there was no revenue in the three months ended September 30, 2000.

Cost of goods sold increased $5,480 for the nine-month period ended September 30, 2000 as compared to the same period for the prior year. The increase is due to the sales increase.

Operating expenses increased by $2,459,953 to $3,500,675 for the nine-month period ended September 30, 2000. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations. Operating expenses in the three months ended September 30, 2000 were $129,484.

The Company incurred a net loss of $8,14,463 for the nine months ended September 30, 2000 as compared to a net loss of $1,268,856 for the nine months ended September 30, 1999, which is an increase loss of $7,545,608. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed. The net loss for the three months ended September 30, 2000 was $287,016.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2000, operating activities consumed $5,249,695 of cash as compared to $1,119,549 for the same period for the prior year. The primary reasons for the significant increase was the Company's aggressive spending to quickly launch its internet operations. The Company has effectively expended all of its current resources and has a serious liquidity shortfall. The Company is in the process of approaching its creditors to attempt to settle liabilities with past due vendors and paying down its accounts payable and accrued liabilities. Failure to renegotiate current liabilities with its vendors could bring the viability of the Company as a going concern into question.

The Company continues to monitor its cash situation very closely. Due to the downsizing of the Company, its cash usage is not anywhere near the rate that it was over the six months ended June 30, 2000.

The Company is making efforts to bring in outside capital to fund its business plan. Failure to achieve further funding could be devastating to the viability of the Company as on ongoing concern.

MANAGEMENT'S OPERATING PLANS

The Company has relocated its headquarters to New York, New York and will have as its primary focus the development of communications related businesses.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the communications industry will be successful, that competitive conditions within the communications industry will not change materially or adversely and that there will be no material adverse change in the Company's expected operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.


PART II.

ITEM 1. LEGAL PROCEEDINGS.

A. MMW Group, d/b/a MWW Savitt v. MyFavoriteShoe.com, Inc.--King County Superior Court, Washington State.

On August 25, 2000 MWW Group, d/b/a MWW Savitt won a default judgment against MFS for the amount of $134,693.17. This judgment is the result of a suit filed on August 2, 2000 in which the Company's wholly owned subsidiary, MyFavoriteShoe.com,

Inc. was sued for breach of contract. The suit arises from the early termination of a six-month contract between MWW Savitt and MyFavoriteShoe.com, Inc.

B. Internet Financial Services, LLC v. zebramart.com, inc., and David Kenner--State Court of Fulton County, State of Georgia.

On October 18, 2000, the Company was sued for default on a $300,000 loan agreement dated May 18, 2000. Including all fees the plaintiff is seeking approximately $408,964 in damages. Management feels it is likely that the plaintiff will receive a judgment for the amount sought.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Three shareholders of the Company returned a total of 84,432,110 shares, reverse split adjusted, to the Company in order to make the Company's capital structure more attractive to investors.

The Company conducted a 1 for 2 reverse split on August 16, 2000 and began trading under the stock ticker symbol ZBMT. Due to fractional shares caused by the reverse split, 119 shares of additional Common Stock were issued.

In September 2000, the Company purchased a 30% interest in Cottage Ventures, LLC ("CVL") for 30,000,000 reverse split adjusted shares of Common Stock in the Company. The Form 8K filed on September 18, 2000 with the Securities and Exchange Commission regarding this transaction and the related press release are incorporated by reference.

1,624,916 reverse split adjusted shares were issued for the exercise of stock options with a reverse split adjusted price of $0.00074 per share.

1,874,080 shares were issued for the receipt by the company of cash and other good consideration. Share prices ranged from $0.55 to $0.40 per share.

In the three months ended September 30, 2000, management learned that the previously filed increase in the number of authorized shares by 200,000,000 to 700,000,000 was accepted by the State of Nevada. After the reverse split, there are a total of 350,000,000 total authorized shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Corporate Name Change

In September 2000, consent from the holders of a majority of the Common Shares of the Company signed a written consent to change the name of the Company from zebramart.com, inc. to Cottage Investments, Inc. On or about, October 12, 2000 an information statement stating this was mailed to all of the Company's shareholders of record and filed with the SEC. The name change became effective on November 14, 2000 and the Company shares began trading under the ticker symbol COTF.

ITEM 5. OTHER INFORMATION

Acquisition of 30% Stake in Cottage Ventures, LLC

On September 18, 2000, the Company issued a press release regarding the acquisition of CVL. The Form 8-K filed with the Securities and Exchange Commission on September 18, 2000 includes the press release, and is incorporated herein by reference. In the transaction, the Company purchased a 30% ownership position in CVL for 30,000,000 shares of Common Stock on a post reverse split basis. Daniel J. Mackell, a Company officer, is a principal in and controls Cottage Ventures, LLC.

Discontinued Operations--MyFavoriteShoe.com

On September 8, 2000, MFS. closed on the sale of its internet shoe operations to Shoedini.com, Inc. for consideration that included cash and the assumption of liabilities. Assets sold included inventory and various MFS records and intellectual property. After costs associated with the transaction, the proceeds from the asset sale are not enough to materially reduce the liabilities of MFS. Consequently, MFS has ceased all operations and, though it will continue as a non-active entity, MFS is not expected to contribute any value to the Company. The Company has not assumed any of the liabilities of MFS and management has no plans to pay creditors of MFS. The press release regarding the sale of MFS' assets is attached as Exhibit 1 and is incorporated herein by reference.


Board of Directors and Officer Changes

In July the resignation of William G. Head as an officer and director of the Company was accepted.

In July Sean M. Daly was appointed as the Corporate Secretary.

In August 2000, Daniel Mackell joined the Company as a director and was appointed the Chairman of the Board, the Chief Executive Officer, and the President of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(d) EXHIBITS.

     1. Press Release dated September 18, 2000: zebramart.com, inc. Completes Acquisition of Stake in Cottage Ventures, LLC; Divests Online Shoe Operations


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COTTAGE INVESTMENTS, INC.



Date: November 20, 2000                By: /s/ Daniel J. Mackell
                                       ----------------------------------------
                                             Daniel J. Mackell
                                             (Chairman, President and Chief
                                              Executive Officer)
                                             (principal financial officer)