Form 10KSB
period 2000-12-31
ZEBRAMART COM INC
filed 2001-04-17
CIK 1109749

COTTAGE INVESTMENTS INC



                           FILING TYPE: 10-KSB
                           DESCRIPTION: ANNUAL REPORT
                           FILING DATE: APRIL 16, 2001
                            PERIOD END: DECEMBER 31, 2000


                      PRIMARY EXCHANGE: OVER THE COUNTER INCLUDES OTC AND OTCBB
                                TICKER: COTF

                                TABLE OF CONTENTS
PART I...................................................................................................5
------

Item 1 Description of Business...........................................................................5
------------------------------

Item 2 description of Properties.........................................................................5
--------------------------------

Item 3 Legal Proceedings.................................................................................5
------------------------

Item 4 Submission of Matters to a Vote of Security Holders...............................................6
----------------------------------------------------------

PART II..................................................................................................6
-------

Item 5 MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS....................................6
---------------------------------------------------------------------

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................7
----------------------------------------------------------------

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............8
--------------------------------------------------------------------------------------------

Item 8 FINANCIAL STATEMENTS..............................................................................8
---------------------------

PART III.................................................................................................8
--------

ITEM 9 Directors, executive officers, promoters and control persons......................................8
-------------------------------------------------------------------

Item 10. Executive Compensation..........................................................................9
-------------------------------

TABLE: SUMMARY COMPENSATION..............................................................................9
---------------------------

TABLE: OPTION/SAR GRANTS IN THE LAST FISCAL YEAR.........................................................9
------------------------------------------------

TABLE: Aggregated option/SAR exercises and fiscal year-end option/SAR Value*............................10
----------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.................................10
-----------------------------------------------------------------------

Table: Security ownership...............................................................................10
-------------------------

Item 12. Certain Relationships and Related Transactions.................................................11
-------------------------------------------------------

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................11
------------------------------------------------------------------------

SIGNATURES..............................................................................................11
----------

Index To Financial Statements                                                                          F-1

Exhibit 3.1 - Articles of Incorporation
Exhibit 3.2 - Bylaws with Amendments

TYPE: 10-KSB
DESCRIPTION: FORM 10-KSB: COTTAGE INVESTMENTS, INC.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                             ----------------------

                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                             ----------------------

                            COTTAGE INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           505 Park AVenue, 20th Floor
                            New York, New York 10022
                    (Address of principal executive offices)


                                 (212) 396-0606
                         (Registrant's telephone number)

                         667 Madison Avenue, 20th Floor
                            New York, New York 10022
                             ----------------------
                        (Former name and former address)

            NEVADA                      000-28713                88-0443120
(State or other jurisdiction of   (Commission File Number)   (I.R.S. Employer
incorporation or organization)                               Identification No.)


           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class              Name of each exchange on which registered
---------------------            -------------------------------------------
        None                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                   ------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the average of the closing price on December 31, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,755,739.

         At December 31, 2000, 153,096,585 shares of the Registrant's common stock, or the Common Stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to the Exhibits section of this report.

FORWARD LOOKING STATEMENTS

This annual report on form 10-KSB, or the Report, may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act. Forward-looking statements in this report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, the SEC and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause the our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect our business and the accuracy of the forward-looking statements contained herein. In particular, when used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the company or its management, are intended to identify such forward-looking statements.

Through out this Report, the use of "Company" or "we", "us", "our" and other similar pronouns refer to Cottage Investments, Inc. together with its subsidiary companies.

RISK FACTORS
------------

KEY PERSONNEL

We are dependent upon the skills of its management and employees. As we have a small number of personnel, each is important to the potential viability of our business and operations.


LIMITED MARKET FOR STOCK


There is a limited public market for the our Common Stock. Persons who may own or intend to purchase shares of the Common Stock in any market where the Common Stock may trade should consider the risk factors discussed herein, together with other information contained elsewhere in the our reports, proxy statements and other available public information, as filed with the SEC, prior to purchasing shares of the Common stock:

VOLATILITY OF STOCK PRICE

The market price for our Common Stock has been extremely volatile and may continue to be volatile depending on a number of factors, including new business development, industry dynamics, news announcements, and changes or improvements in the general economy and the roll out of new products and enhanced services. The Common stock may continue to exhibit volatility and no assurance can be given that the price per share will increase.


DISCLOSURE RELATING TO LOW-PRICED STOCK


The Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin board which is generally considered to be a less efficient market than markets such as NASDAQ, AMEX or other national exchanges. The Common Stock is subject to the "penny stock rules" adopted pursuant to
Section 15 (g) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited and may decline further due to potential additional NASDAQ rules.


LIMITED OPERATING HISTORY


Our business is still in the early stages of development. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our outlook must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the communications industry. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business and operations.

In order to expand and develop our business, it will need to make significant capital expenditures. We expect to fund these expenditures through further debt or equity financing and through seller financing of acquisitions. We cannot be certain, however, that we will succeed in raising sufficient financing on acceptable terms. We expect to require additional funds to sustain and expand. Adequate funds on terms acceptable may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, our lack of tangible assets to pledge may prevent us from establishing a source for additional financing. There is no assurance that such financing will be available in amounts or on terms acceptable to us.


MANAGEMENT OF GROWTH


To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new operational and financial systems, procedures and controls, and to expand, train and manage a growing employee base. While management continually evaluates the adequacy of the systems and controls, there can be no assurance that the systems, controls and management information systems will continue to be adequate or that we will be able to upgrade or reconfigure our systems and controls to respond to growth. Additionally, there is no assurance that we will be able to hire or train the personnel we will need to meet increased demand should it develop.


COMMON STOCK ELIGIBLE FOR FUTURE RESALE


The sale or availability for sale of substantial amounts of the Common Stock could adversely affect any market for the Common Stock and the price for such stock, and could impair our ability to raise additional capital through the sale of securities. In addition to the number of shares of Common Stock currently outstanding, which may be available for future resale, the existence of a substantial number of derivative securities, such as options or warrants, may also adversely affect any market for the Common Stock, the price for such stock, and could impair our ability to raise additional capital through the sale of equity securities. Additionally, We expect to adopt equity based incentive compensation plans for our employees.


OUTSTANDING LIABILITIES


We have significant liabilities for which the we are attempting to negotiate concessions and terms with our creditors. Our ability to satisfactorily complete such restructuring of such liabilities is critical to our survival and cannot be assured.

PART I
Item 1 Description of Business


Cottage Investments, Inc., or Cottage, a Nevada corporation, was formed on July 22, 1999 under the name Power Save International, Inc.

On August 26, 1999, Cottage changed its name to Interactive Music, Inc.

On December 15, 1999, Cottage acquired zebramart.com, inc., or Zebramart, a Georgia corporation, for 300,000,000 shares of the Common Stock in a pooling of interests transaction. On December 22, 1999, Cottage changed its name to zebramart.com, inc.

On March 6, 2000, Cottage acquired Royal Acquisitions, Inc., a Nevada Corporation, for $200,000 and 2,000,000 restricted shares of the Common Stock. The transaction was recorded as a purchase.

On May 24, 2000, Cottage acquired MyFavoriteShoe.com, Inc., or MFS, for 60,232,519 shares of the Common Stock in a pooling of interests transaction.


On September 8, 2000, MFS. sold its internet shoe operations for consideration that included cash and the assumption of some liabilities. Assets sold included inventory and various MFS records and intellectual property.


On September 13, 2000, Cottage purchased a 30% interest in Cottage Ventures, LLC, or CVL, for 30,000,000 reverse split adjusted shares of the Common Stock.

As of December 31, 2000, we were still to be considered in the development stage since our activities from inception were primarily developmental in nature, with no significant revenues to date.

We are a communications infrastructure company. Our development strategy is focused on acquiring and growing companies that have the potential to become leaders in their respective fields.

As of December 31, 2000, we had 3 full and part time employees, including executive personnel.

We do not intend to send an annual report to our shareholders.

We have filed all of the required Form 10-Qs and Form 8-Ks for 2000.

The public may read and copy any materials we filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding filings by the Company at http://www.sec.gov.



Item 2 description of Properties


Our main office is located in New York, New York. The office is occupied pursuant to a lease with monthly lease payments of $2,300.


Item 3 Legal Proceedings

A. MMW Group, d/b/a MWW Savitt v. MyFavoriteShoe.com, Inc.--King County Superior Court, Washington State


On August 2, 2000 MWW Group, d/b/a MWW Savitt filed suit in which our wholly owned subsidiary, MyFavoriteShoe.com, Inc. was sued for breach of contract. The suit arises from the early termination of a six-month contract between MWW Savitt and MyFavoriteShoe.com, Inc. On January 24 , 2001 the suit was withdrawn without prejudice with the plaintiff citing that further prosecution of the suit would not be beneficial as the plaintiff is judgment proof.


B. Sunrise International Leasing Corp. v. MyFavoriteShoe.com, Inc.--Henneppin Count District Court, State of Minnesota

On January 10, 2001, the plaintiff won a default judgment for $74,691.34 for breach of a lease contract for the leasing of internet servers.

C. Internet Financial Services, LLC v. zebramart.com, inc., and David Kenner--State Court of Fulton County, State of Georgia

On October 18, 2000, we were sued for default on a $300,000 loan agreement dated May 18, 2000. Including all fees the plaintiff was seeking approximately $408,964 in damages. The suit was settled for a with an agreement in which once the Company will enter into a Convertible Note agreement for $200,000 for full satisfaction of any debts owed the plaintiff.

D. David Kenner v. Zebramart.com , Inc. and William Head--Fulton County Superior Court, State of Georgia

On March 22, 2001, we amicably resolved a law suit filed by David Kenner, our former CEO, in the Fulton County, GA Superior Court on December 27,2000.

Item 4 Submission of Matters to a Vote of Security Holders

A majority of the shareholders voted to change the name of the Company to Cottage Investments, Inc. This change became effective on November 14, 2000.

PART II

Item 5 MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2000, our authorized capital stock consisted of 350,000,000 shares of common stock, par value $0.00001 per share. As of December 31, 2000 there were issued and outstanding approximately 197,144,208 shares of Common Stock and options and warrants to purchase shares of Common Stock at prices ranging from $0.076 to $1.20.

The Common Stock has been traded in the over-the-counter Bulletin Board ("OTCBB") market since September 1999 and is quoted on the OTCBB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "COTF". The number of shares of Common Stock issued and outstanding as of December 31, 2000, was approximately 153,096,585. The bid and asked sales prices of the common stock, as traded in the OTCBB market, on December 29, 2000, were approximately $ 0.125 and $0.146 respectively. The quarterly range of high and low bid prices for the past two years were as follows:


                         Sale Prices
                       High        Low

Ended December 31, 1999
3rd Quarter           2.50        0.50
4th Quarter           3.00        0.50


Ended December 31, 2000
1st Quarter           4.60        0.90
2nd Quarter           1.26        0.14
3rd Quarter           0.34        0.07
4th Quarter           0.08        0.01


These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.


The Company had approximately 409 holders of record of Common Stock as of December 31, 2000.


The Company has paid no dividends on its Common Stock as of December 31, 2000.

Between June 2000 and October 2000, we sold in private sales a total of 5,452,598 shares of the Common Stock for total cash consideration of $327,500. The stock was issued under an exemption under section 144.

In the fourth quarter of 2000, we sold 1,021,034 shares of Common Stock for the settlement of debts and the purchase of debts of our subsidiaries totaling $207,800. The stock was issued under an exemption under section 144.


Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.


All of our businesses were essentially new in 2000, and, as a result, significant losses were incurred as we attempted to pursue a business plan focused on internet retailing. Due to the continued adverse financing environment, we closed our internet retail operations and refocused our efforts on activities related to the communications industry.

In June of 2000, we closed the internet operation of our subsidiary, Zebramart. The Company has since been attempting to financially restructure Zebramart. Progress has been made in this area, however, further Zebramart creditor concessions will be required for us to maintain our interest in continuing our operation of Zebramart.

In August 2000, we withdrew from the shoe retail business by closing the operations of our subsidiary, MFS, and liquidating the assets of MFS. After costs associated with the liquidation, the proceeds from the asset sale were not enough to materially reduce the liabilities of MFS. Consequently, MFS has ceased all operations and, though it will continue as a non-active entity, MFS is not expected to contribute any value to us. MFS still has significant liabilities and effectively has no assets. we have not assumed any of the liabilities of MFS and management has no plans to pay creditors of MFS.

We plan to grow through acquisition of communications related businesses and internal growth of the acquired businesses over the next 12 months. It is expected that we will deplete our current funding in the second quarter of 2001 unless further funding is raised.


FINANCIAL CONDITION


Total assets as of December 31, 2000 were $182,812, a decrease of $3,641,771 from total assets of $3,824,583 at December 31, 1999. The decrease is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended December 31, 2000, assets increased $181,168 due to the sale of capital stock of the Company for cash and subsequent investments and expenses.

Current liabilities increased by $3,291,411 from $522,149 at December 31, 1999 to $3,813,560 at December 31, 2000. The increase is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations. The increase is primarily attributable to increasing accounts payable and accrued expenses of $826,902, increases in loans payable of $675,628, increases in current lease obligations of $3,032, and the increase in the net liabilities of MFS of $1,785,849. In the three months ended December 31, 2000, current liabilities decreased $755,513. This decrease is primarily due to the conversion of current liabilities to equity by the sale of stock in the Company for debts owed by the Company and its subsidiaries and to the conversion of some accounts payable of Zebramart into Convertible Notes.

Stockholder's equity decreased from $3,302,433 at December 31, 1999 to ($3,630,748) at December 31, 2000, a decrease of $6,933,181. The decrease is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended December 31, 2000, stockholders equity increased $936,681 primarily due to the negotiated sale of our stock in lieu of payment of debts.

RESULTS OF OPERATIONS

Revenue decreased by $1,855 for the twelve-month period ended December 31, 2000 as compared to the same period for the prior year. The decrease for the twelve-month period is due to the closing of our internet operations. We had no revenue in the three months ended December 31, 2000.

Cost of goods sold decreased $1,335 for the twelve-month period ended December 31, 2000 as compared to the same period for the prior year. The increase is due to the sales decrease.

Operating expenses increased by $1,991,035 to $3,840,003 for the twelve-month period ended December 31, 2000. The increase is primarily attributable to expenses related to our aggressive spending to quickly launch its internet operations. Operating expenses in the three months ended December 31, 2000 were $339,328.

We incurred a net loss of $8,344,284 for the twelve months ended December 31, 2000 as compared to a net loss of $2,850,093 for the twelve months ended December 31, 1999, which is an increased loss of $5,494,191. The increase is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations and the subsequent write off of assets related to internet businesses. The net gain for the three months ended December 31, 2000 was $470,179. This gain is primarily due to negotiated reductions of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended December 31, 2000, operating activities consumed $5,140,121 of cash as compared to $2,387,321 for the same period for the prior year. The primary reason for the significant increase was our aggressive spending to quickly launch our internet operations. We have effectively expended all of our current resources and have a serious liquidity shortfall. We are still in the process of approaching our creditors to attempt to settle liabilities with past due vendors and paying down our accounts payable. Failure to renegotiate current liabilities with our vendors could bring the viability of the Company as a going concern into question.

We continue to monitor our cash situation very closely. Due to our downsizing, our cash usage is not anywhere near the rate that it was over the twelve months ended December 31, 2000 and is particularly reduced as compared to the usage rate over the six months ended June 30, 2000.

We are making efforts to bring in outside capital to fund our business plan. Failure to achieve further funding could be devastating to our viability as on ongoing concern.


ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8 FINANCIAL STATEMENTS


The financial statements required by this Item 7 are being submitted with this filing together with submission of Management's discussion and analysis or plan of operation


PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following personnel are directors and officers of the Company with director terms lasting until the Company's next stockholders meeting and until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of

Directors.

Daniel J. Mackell: Effective August 7, 2000 Mr. Mackell was appointed Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Mackell has most recently served as Chief Executive Officer and CFO of iBasix.com. Prior to that Mr. Mackell was an investment banker at Donaldson, Lufkin & Jenrette from 1987 to 1999. He was most recently Head of the Building Products Group. Mr. Mackell has completed over $5 billion in financings, including a dozen IPO's. Mr. Mackell acted as an advisor to industrial companies in financings and in M&A transactions. Mr. Mackell is a 1979 BA graduate of Georgetown University, has an MA in Economics from NYU, and is a 1987 MBA graduate of the Wharton School of the University if Pennsylvania.

Sean M. Daly: Effective May 24, 2000 Mr. Daly was appointed as a Director of the Company due to the acquisition of MyFavoriteShoe.com. On July 14, 2000 he was appointed as the Company Secretary. Mr. Daly is also currently the President of Tower Hill Holdings, a New York based private investment company. Prior to his current activities he worked in various brokerage firms including Morgan Stanley and Dillon Read where he was a Senior Vice President.

None of the officers or directors of the Company have been the subject of any bankruptcy proceedings, have any serious criminal convictions, been found by either a criminal or civil court to be in violation of any federal or state securities or commodities laws or regulations.


Item 10. Executive Compensation


TABLE: SUMMARY COMPENSATION


                          Annual Compensation                            Long Term
                          -------------------                            ---------
                                                                       Compensation
                                                                       ------------
                                                                          Awards           Payouts

(a)                     (b)      (c)      (d)         (e)           (f)           (g)         (h)          (i)
                                                     Other      Restricted    Securities
Name and                                            Annual         Stock      Underlying      LTIP      All Other
Principal               Year    Salary   Bonus   Compensation    Award(s)    Options/SARs*  Payouts   Compensation
Position                         ($)      ($)         ($)           ($)           (#)         ($)          ($)
-------------------------------------------------------------------------------------
Daniel J.              2000*        0       0        100,000 (1)        0      4,000,000         0              0
Mackell,
CEO

David W.               2000*   42,000       0              0            0     24,970,087         0              0
Kenner,
CEO

William G.             2000*   60,000       0              0            0        125,000 (2)     0              0
Head,
CEO

Sean M.                2000*        0       0              0            0     10,300,000         0              0
Daly,
Secretary

William B.             2000*   32,000       0        30,0000 (1)        0      3,500,000         0              0
Stilley,
Office Administrator


*The Number of shares has been adjusted for the August 16, 2000 reverse stock split.

(1) Deferred salary for partial year of employment.
(2) Subsequently expired unexecuted.


TABLE: OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                Percent of
                                               Total Options
                                                Granted to
                                   Options     Employees in         Price      Expiration
         Name                     Granted*     Fiscal Year        Per Share       Date

-------------------------         -----------   ---------------  -------------  ---------
Daniel J. Mackell...............  4,000,000         7.7%             $  .24      08/07/03
David W. Kenner................. 23,655,000        45.6%             $ 1.10      05/29/01
David W. Kenner.................  1,315,087         2.5%             $  .11      05/29/01
William G. Head (1)...............  125,000         0.2%             $ 1.72      08/29/00




Sean M. Daly     ............... 10,800,000        20.8%             $  .24      08/07/03
William B. Stilley..............  3,500,000         6.7%             $  .10      06/15/05

*The Number of options has been adjusted for the August 16, 2000 reverse stock split.

(1) In August 2000, Mr. Head's options expired unexecuted.


AGGREGATED OPTION EXCERCISES IN LAST CALENDAR YEAR AND FY-END OPTION VALUES

The following table sets forth, for the 1999 calendar year, each exercise of stock options by each of the Named Executive Officers and the calendar year-end value of unexercised options on an aggregate basis.

TABLE: Aggregated option/SAR exercises and fiscal year-end option/SAR Value*

                                     Value              Number of                 Value of Unexercised
                        Shares     Realized            Unexercised                In-the-Money Options
                     Acquired on      ($)          Options at FY-End (#)              at FY-End ($)
                       Exercise                   Exercisable/Unexercisable      Exercisable/Unexercisable
Name                     (#)                                                               (1)
Daniel J. Mackell           0          0           1,000,000 / 3,000,000                  0 / 0
David W. Kenner             0          0          24,970,087 / 0                          0 / 0
William G. Head             0          0                   0 / 0                          0 / 0
Sean M. Daly                0          0           2,700,000 / 8,100,000                  0 / 0
William B. Stilley          0          0           2,000,000 / 1,500,000                  0 / 0


*The Number of shares has been adjusted for the August 16, 2000 reverse stock split.


(1) Options are "in-the-money" if the fair market value of the common stock underlying the options exceeds the exercise price of the option. The bid and asked sale prices quoted by the OTCB Market on December 31, 1999 was approximately $0.15.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The stock options awarded to Daniel J. Mackell, Sean M. Daly and William B. Stilley all vest upon a change of control, which is defined as a transfer of over 50% of the stock ownership of the Company). Additionally, William B. Stilley's stock options all vest if he is terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table reflects, for the year ended December 31, 2000, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table in this Proxy Statement for the fiscal year ended December 31, 2000, (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:


Table: Security ownership

Name and address of beneficial
owner                                  Number of shares*        Percent
-----------------------------------------------------------------------

Daniel J. Mackell (1)                     30,000,000               20%
Sean M. Daly  (1)                         10,841,238                7%
William G. Head  (2)                      11,300,000                7%
William B. Stilley  (1)                    2,987,299                2%
All Executive Officers and                55,128,537               36%
   Directors as a Group


*The Number of shares has been adjusted for the August 16, 2000 reverse stock split.


(1) The address for each of these persons is the Company's principal executive office, located at 667 Madison Ave., New York, NY 10021.

(2) The last address available to the Company for William G. Head is 10 Piedmont Center, Suite 900, Atlanta, GA 30305.

Item 12. Certain Relationships and Related Transactions

All of Sean M. Daly's and William B. Stilley's Common Stock was acquired related to the acquisition of MFS due to their ownership of MFS. Neither Mr. Daly nor Mr. Stilley held any position at the Company prior to the transaction.

All of Daniel J. Mackell's Common Stock was acquired related to the acquisition of a 30% interest by the Company of Cottage Ventures, LLC, which was majority owned by Mr. Mackell. Mr. Mackell did not hold a position at the Company prior to the transaction.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements
               See Index To Financial Statements of this report for financial statements and supplementary data filed as part of this report.

         (a)(2) Financial Statement Schedules
               All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

         (b) Reports on Form 8-K

               Form 8-K, files September 25, 2000, regarding the acquisition of a stake in Cottage Venture, LLC and the sale of assets of MFS.

         (c)  Exhibits.

               Exhibit No.             Description
               -----------             -----------
                   2.1                 Certificate of Merger, dated March 1, 2000, effective March 6, 2000, merging zebramart.com, inc. into Royal Acquisitions, Inc.
                                       (incorporated by reference to the Registrant's Form 8-K filed March
                                       6, 2000)
                   2.2                 Agreement and Plan of Merger dated May 15, 2000, merging
                                       zebramart.com, inc., and MyFavoriteShoe.com, Inc. (incorporated by reference to the Registrant's Form 8-K filed June 8, 2000)
                                       Amended and Restated Articles of Incorporation as of December 31,
                                       2000
                   3.1                 By-laws with Amendment
                   3.2                 Notice of shareholder consent to change the name of zebramart.com,
                                       Inc. to Cottage Investments, Inc. (incorporated by reference to the
                   22.1                Registrant's Information Statement filed October 13, 2000, 2000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                             COTTAGE INVESTMENTS, INC.

Dated:  April 17, 2001                       By:   /s/  Daniel J. Mackell
                                             ----------------------------
                                             Daniel J. Mackell
                                             Chairman, Chief Executive
                                             Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                              COTTAGE INVESTMENTS, INC.

Dated:  April 17, 2001                        By:   /s/  Daniel J. Mackell
                                              ----------------------------
                                              Daniel J. Mackell
                                              Chairman, Chief Executive
                                              Officer, and President

                            COTTAGE INVESTMENTS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                            COTTAGE INVESTMENTS, INC.

                                Table of Contents



                                                                            Page
                                                                            ----

Independent Auditors' Report...................................................1

Balance Sheet..................................................................2

Statements of Operations.......................................................3

Statements of Stockholders' Equity.............................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................6

                          INDEPENDENT AUDITORS' REPORT



To Cottage Investments, Inc.

We have audited the accompanying balance sheet of Cottage Investments, Inc. (a Nevada corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and to December 31, 2000. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain financial statements supporting the Company's investment in WebPhotos.com, Inc., stated at $125,000 at December 31, 2000 included in other current assets on the balance sheet; nor were we able to satisfy ourselves as to the carrying value of the investment by other auditing procedures.

In our opinion, except for the effects of adjustments, if any, as might have been determined to be necessary had we been able to examine the WebPhotos.com, Inc. investment, the financial statements referred to above present fairly, in all material respects, the financial position of Cottage Investments, Inc. as of December 31, 2000 and 1999, and the results of its operations for the period from inception (January 15, 1998) to December 31, 2000 in conformity with generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a result of recurring losses from operations and its limited operating revenues and capital resources, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Tauber & Balser, P.C.
--------------------------
Atlanta, Georgia
April 14, 2001

                            COTTAGE INVESTMENTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $      48,394
  Prepaid expenses and other current assets                          134,418
                                                               -------------
TOTAL ASSETS                                                   $     182,812
                                                               =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $   1,084,675
  Notes payable                                                      675,628
  Current portion of capital leases                                   52,641
  Net liabilities from MyFavoriteShoe.com, Inc.                    2,000,617
                                                               -------------
    TOTAL CURRENT LIABILITIES                                      3,813,560
                                                               -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.00001 par, 350,000,000 shares authorized,
    153,096,585 shares issued and outstanding                          1,531
  Additional paid-in capital                                       7,786,964
  Deficit accumulated during the development stage               (11,419,243)
                                                               -------------
    TOTAL STOCKHOLDERS' DEFICIT                                   (3,630,748)
                                                               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $     182,812
                                                               =============




   The accompanying notes are an integral part of these financial statements.
                                       3

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
        THE PERIOD FROM INCEPTION (JANUARY 15, 1998) TO DECEMBER 31, 2000


                                   Cumulative
                                      Since
                                    Inception           2000            1999
                                  ------------      ------------    ------------
REVENUES
  Consulting revenue              $      2,500      $          -    $     2,500
  Product revenue                       13,393             7,019          6,374
                                  ------------      ------------    ------------
    TOTAL REVENUES                      15,893             7,019          8,874

COST OF GOODS SOLD                      15,040             6,835          8,205
                                  ------------      ------------    ------------
GROSS MARGIN                               854               185            669

OPERATING EXPENSES                   5,694,292         3,840,003      1,854,289
                                  ------------      ------------    ------------
OPERATING LOSS                      (5,693,438)       (3,839,818)    (1,853,620)
                                  ------------      ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                     (49,446)          (22,772)       (26,674)
  Write-down of assets              (1,525,078)       (1,525,078)             -
  Write down of investments          (345,555)          (345,555)             -
  Interest income                       33,447            33,370             77
                                  ------------      ------------    ------------
                                    (1,886,632)       (1,860,035)       (26,597)
                                  ------------      ------------    ------------
LOSS FROM CONTINUING OPERATIONS     (7,580,071)       (5,699,854)    (1,880,217)

NET LOSS FROM DISCONTINUED
  OPERATIONS OF MYFAVORITESHOE.COM  (2,644,431)      (2,644,431)              -
                                  ------------      ------------    ------------
NET LOSS                          $(10,224,501)     $ (8,344,284)   $(1,880,217)
                                  ============      ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                    $          -      $      (0.05)   $     (0.02)
                                  ============      ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                         -       153,741,294     99,066,558
                                  ============      ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                   COTTAGE INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          Deficit
                                                                                        Accumulated                      Total
                                                 Common Stock Issued     Additional      During the                  Stockholders'/
                                              ------------------------    Paid-in       Development      Members'       Members'
                                                Shares        Amounts     Capital         Stage          Equity     Equity/(Deficit)
                                              -----------    ---------   ----------     -----------    -----------  ----------------
Balances, December 31, 1998                             -     $     -    $        -     $  (224,754)   $   175,000    $   (49,754)
  Adjustment in connection with pooling
   of interest                                 60,232,519         602             -               -              -            602
                                              -----------     -------    ----------     -----------    -----------    ------------
Balances, December 31, 1998 as restated        60,232,519         602             -        (224,754)       175,000        (49,152)
  Capital contributions                                 -           -             -               -      1,722,171      1,722,171
  Issuance of member interest for services              -           -             -               -        205,000        205,000
  Repurchase of member interest                         -           -             -               -        (25,000)       (25,000)
  Conversion of LLC interest to common stock  150,000,000       1,500     2,075,671               -     (2,077,171)             -
  Acquisition of assets of Interactive         22,328,478         223       124,977                              -        125,200
  Issuance of common stock, net of
   issuance costs                               2,280,000          23     4,175,084               -              -      4,175,107
Net loss                                                -           -             -      (2,850,205)             -     (2,850,205)
                                              -----------     -------    ----------     -----------    -----------    ------------
Balances, December 31, 1999                   234,840,997       2,348     6,375,732      (3,074,959)             -      3,303,121
  Capital contributions                                                                                                         -
  Issuance of common stock for services           500,000           5        66,096               -              -         66,101
  Issuance of options for services                      -           -        43,301               -              -         43,301
  Conversion of accounts payable to
   common stock                                 1,021,434          10       202,901               -              -        202,911
  Stock issued for investment                  30,000,000         300             -               -              -            300
  Issuance of common stock, net of
   issuance costs                               6,004,546          61     1,098,778               -              -      1,098,839
  Cancellation of stock issued               (128,731,701)     (1,288)            -               -                        (1,288)
  Other                                         9,461,309          95           156               -              -            251
  Net loss                                              -           -             -      (8,344,284)             -     (8,344,284)
                                              -----------     -------    ----------     -----------    -----------    ------------
Balances, December 31, 2000                   153,096,585     $ 1,531    $7,786,964    $(11,419,243)    $        -    $(3,630,748)
                                              ===========     =======    ==========     ===========    ===========    ============


   The accompanying notes are an integral part of these financial statements.
                                        5

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
        THE PERIOD FROM INCEPTION (JANUARY 15, 1998) TO DECEMBER 31, 2000


                                                               Cumulative
                                                                 Since
                                                               Inception              2000               1999              1998
                                                              -------------       ------------       -------------     -------------
CASH FLOWS FORM OPERATING ACTIVITIES
Net loss                                                      $(10,449,255)      $ (8,344,284)      $ (1,880,217)      $   (224,754)
                                                              -------------      -------------      -------------      -------------

Adjustments:
Depreciation                                                        64,087             24,347             34,128              5,612
Loss from disposal of property and equipment                       358,170            345,215             12,955               --
Compensation expenses for equity issuances                         340,101             66,101            205,000             69,000
Common stock issued for payment of expenses                        202,911            202,911               --                 --
Issuance of options for services                                    43,301             43,301               --                 --
Net change in operating liabilities of
discontinued segment                                             1,785,849          1,785,849               --                 --
Changes in:
Accounts receivable                                                 (7,774)            (2,234)            (5,540)              --
Prepaid expenses                                                  (123,644)           (85,718)           (36,129)            (1,797)
Other assets                                                        (2,100)              --                 --               (2,100)
Accounts payable and accrued expenses                            1,075,840            824,391            189,589             61,860
Zebrapoints redeemed                                                   699               --                  699               --
Deferred revenue                                                     5,625               --                  625              5,000
                                                              -------------      -------------      -------------      -------------
Total adjustments                                                3,743,065          3,204,163            401,327            137,575
                                                              -------------      -------------      -------------      -------------
Net cash used in operating activities                           (6,706,190)        (5,140,121)        (1,478,890)           (87,179)
                                                              -------------      -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (370,548)              --             (342,744)           (27,804)
                                                              -------------      -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                           678,660            678,660               --                 --
Proceeds from issuance of related party loan                        21,000               --                 --               21,000
Repayments of related party loan                                   (21,000)              --              (21,000)              --
Proceeds from stockholder contributions, net                     6,471,473          1,098,302          5,267,171            106,000
Repurchase of stockholder interests                                (25,000)              --              (25,000)              --
                                                                                                                       ------------
Net cash provided by financing activities                        7,125,133          1,776,962          5,221,171            127,000


   The accompanying notes are an integral part of these financial statements.
                                       6

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
        THE PERIOD FROM INCEPTION (JANUARY 15, 1998) TO DECEMBER 31, 2000
                                   (CONTINUED)


                                                               Cumulative
                                                                 Since
                                                               Inception              2000               1999              1998
                                                              -------------       ------------       -------------     -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                $   48,394         ($3,363,160)       $3,399,537             12,017

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                   --             3,411,554            12,017               --
                                                                                                      ----------         ----------
CASH AND CASH EQUIVALENTS, END
OF PERIOD                                                       $   48,394          $   48,394        $3,411,554         $   12,017
                                                                ==========          ==========        ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid                                                      $49,446            $ 22,772           $26,674         $     --
                                                                ==========          ==========        ==========         ==========
Equipment acquired through capital lease
obligations                                                     $   63,571          $    --           $   63,571         $     --
                                                                ==========          ==========        ==========         ==========



   The accompanying notes are an integral part of these financial statements.
                                        7

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - FORMATION AND ORGANIZATION

Cottage Investments, Inc., or Cottage, a Nevada corporation, was formed on July 22, 1999 under the name Power Save International, Inc.

On August 26, 1999, Cottage changed its name to Interactive Music, Inc.

On December 15, 1999, Cottage acquired zebramart.com, inc., or Zebramart, a Georgia corporation, for 300,000,000 shares of the Common Stock in a pooling of interests transaction. On December 22, 1999, Cottage changed its name to zebramart.com, inc. Zebramart was a Georgia limited liability corporation, that, effective October 14, 1999, changed its structure to a Georgia C corporation. As a limited liability corporation, Zebramart's operating agreement (the "Agreement") provided for the allocation of profits, losses, and cash distributions based on the capital accounts of each member from January 15, 1998 (Zebramart's inception date) to October 14, 1999.


On May 24, 2000, Cottage acquired MyFavoriteShoe.com, Inc., or MFS, for 60,232,519 shares of the Common Stock in a pooling of interests transaction.


As of December 31, 2000, the Company was still to be considered in the development stage since its activities for the year produced no significant revenue and current activities are primarily developmental in nature.


NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $8,344,284 and $2,850,205 for the years ended December 31, 2000 and 1999, respectively, and had a working capital deficiency of $3,630,748 and an equity deficiency of $3,630,748 at December 31, 2000. The Company has sustained continuous losses from operations, and has closed its MFS subsidiary. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 2000 and 1999 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES (CONTINUED)

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently seeking investors, however there is no assurance that funds raised, together with any revenues from operations will be sufficient to fund the Company's operations.


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cottage Investments, Inc., and of all majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. All intercompany accounts and transactions have been eliminated.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COSTS OF DEVELOPING WEB SITES

The Company expenses all costs except for the cost of external off-the-shelf software.

MEMBERS' EQUITY

In accordance with the Agreement, the net loss of Zebramart to October 14, 1999, the date of conversion of Zebramart from an LLC to a corporation, has been allocated to all members on a pro rata basis in proportion to their respective ownership interests in Zebramart.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 (SFAS No. 128), "EARNINGS PER SHARE," which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earning per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. Stock options and warrants have not been included in the computation of diluted loss per share as the computation would not be dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheet for cash, accounts receivable and notes payable approximate their fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value in the consolidated balance sheet. Management is unable to estimate the fair value of its other financial instruments. These instruments are being paid as cash becomes available.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS PAYABLE

Loan payable to a finance company at 28% interest.
     Loan is currently in default and due                    $387,716

Loan payable to a finance company at 12% interest.
     Loan is currently in default and due                     125,000

Varying notes, all in default and currently due                18,000

     Non-interest bearing notes dated
     October 2000, due on December 31,
     2001. The loans are convertible to
     stock, at the option of the
     Company, once the Company reaches
     certain funding milestones.                              123,264

     Other                                                     21,648
                                                             --------
                                                             $675,628
                                                             ========


NOTE D - DISCONTINUED OPERATIONS

In August 2000, the Company discontinued operations of its My Favorite Shoe.com subsidiary and ceased operations. This subsidiary had revenues of approximately $40,000 during 2000. The remaining assets consist of approximately $2,900 of cash, $12,000 of receivables, and $1,985,200 of liabilities and is reflected net on the balance sheet.


NOTE E - OTHER CURRENT ASSETS

Included in other current assets is a $125,000 minority investment in WebPhotos.com, Inc. ("WebPhotos"). WebPhotos is a development stage company that will offer web-based photo services. WebPhotos has limited operations, has not been profitable to date and is seeking new investors to sustain operations. WebPhotos operates in a competitive industry which is sensitive to technology changes and funding risks.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE F - LEASE OBLIGATIONS

At December 31, 2000, the Company was in default on several capital equipment leases totaling $52,641. All amounts due under the term of the leases are now current. The Company also leased facilities during the year under operating leases. The Company has since terminated all operating leases. Total rent expense under these leases was $101,101 and $43,522 for 2000 and 1999, respectively.


NOTE G - WRITE-DOWN OF ASSETS

During the year, the Company closed and abandoned its initiative to create a retail store. Accordingly, the Company has written-off furniture, equipment and software purchased related to this effort.


NOTE H - MY FAVORITE SHOE MERGER

On May 15, 2000, the Company acquired My Favorite Shoe.com ("MFS") in a business combination accounted for as a pooling of interests. MFS, which operated a consumer web site offering its customers footwear, became a wholly owned subsidiary of the Company through the exchange of 60,232,519 shares of the Company's common stock for all of the outstanding stock of MFS. The accompanying financial statements for 2000 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination.

Summarized results of operations of the separate companies for the period from January 1, 2000 through March 31, 2000 are as follows:

                                           Company*                MFS
                                           --------                ---

         Net sales                      $     4,257            $  17,700
                                        ===========            =========

         Net loss                       $(1,571,644)           $(999,986)
                                        ===========            =========

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE H - MY FAVORITE SHOE MERGER (CONTINUED)

The summarized assets and liabilities of the separate companies on March 31, 2000 were as follows:

                                                 Company*            MFS

      Cash and cash equivalents                $   415,850      $   103,342
      Other current assets                          63,639          402,094
      Property, plant and equipment, net         1,385,489          446,409
      Other assets                                 300,000           79,864
                                               -----------      -----------
                                                 2,164,978        1,031,709
      Current liabilities                         (147,571)      (1,493,365)
      Long-term debt                               (19,863)               -
                                               -----------      -----------
                                               $ 1,997,544      $  (461,656)
                                               ===========      ===========

* Does not include MFS.


NOTE I - EQUITY TRANSACTIONS

On December 15, 1999, Interactive Music, Inc., a Nevada corporation, acquired all of the outstanding common stock of zebramart.com, Inc. On that same date, Interactive Music, Inc. changed its name to zebramart.com, Inc. For accounting purposes, the acquisition has been treated as an acquisition of Interactive Music, Inc. by zebramart.com, Inc. and as a recapitalization of zebramart.com, Inc. The stockholders' equity of zebramart.com, Inc. was retroactively restated for the equivalent number of shares received in the merger. Operations prior to the merger are those of the accounting acquirer, zebramart.com, Inc. The merger resulted in an increase in the authorized and issued shares to 500,000,000 and 349,216,956, respectively. This change was equal to a 26.3 to 1 forward split for the shareholders of zebramart.com, Inc. prior to the merger.

In March 2000, the number of authorized shares was increased to 700,000,000.

During August, 2000, the Board of Directors authorized a two for one reverse stock split of the Company's common stock. As a result of the reverse split, outstanding shares were reduced by 121,567,448. All references in the accompanying financial statements to the number of common shares have been restated to reflect the stock split.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE J - STOCK BASED COMPENSATION AND WARRANTS

STOCK BASED COMPENSATION

The Company has reserved 70,000,000 shares for the exercise options under its 2000 Long-Term Incentive Plan. The exercise price at the date of grant is the estimated fair market value at the grant date as determined by the Company's Board of Directors. The options vest over a period up to three years. At December 31, 2000, there were 26,273,884 shares reserved for issuance under the 2000 Long-Term Incentive Plan.

A summary of the Company's stock option plan as of December 31, 2000 and changes during the year ending on that date is presented below. The Company had no shares outstanding as of December 31, 1999.

                                                                    Weighted
                                                                     Average
                                              Options            Exercise Price
                                             ----------          --------------
Outstanding at beginning of year                      -              $   -
Granted                                      51,627,033               0.69
Cashless exercise                            (1,619,376)              0.00
Expired                                      (6,270,498)              0.82
Cancelled                                       (11,043)              0.00
                                             ----------              -----
Outstanding at end of year                   43,726,116              $0.69
                                             ==========              =====
Options exercisable at end of year           12,025,631              $0.76
                                             ==========              =====
Weighted-average fair value of options
     granted during the year                                         $0.25
                                                                     =====

The following table summarizes information about stock options outstanding at December 31, 2000:

             Options Outstanding                        Options Exercisable
-----------------------------------------------     ----------------------------
                  Weighted          Weighted                         Weighted
  Options          Average           Average          Options         Average
Outstanding    Remaining Life    Exercise Price     Outstanding   Exercise Price
-----------    --------------    --------------     -----------   --------------
     70,000      4.05 years           $1.20             70,000        $1.20
 23,655,000      0.41 years            1.10          7,569,600         1.10
 14,800,000      2.60 years            0.24          2,000,000         0.24
    100,000      1.58 years            0.20            100,000         0.20
  1,601,116      1.02 years            0.11            286,031         0.11
  3,500,000      4.46 years            0.10          2,000,000         0.10
-----------                                         ----------
 43,726,116                                         12,025,631
===========                                         ==========

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE J - STOCK BASED COMPENSATION AND WARRANTS (CONTINUED)

Various officers and directors have been granted a total of 42,055,000 options under the Company's 2000 Equity Incentive Plan which are included in the above table.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25), and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield for each year; expected volatility of 50%, weighted-average risk-free interest rate of 6.00%, and weighted-average expected option life of three years in 2000.

    Net loss available to common shareholders:
         As reported                                             $(8,344,284)
         Pro forma                                               $(9,911,763)

    Net loss per share:
         As reported                                                  $(0.05)
         Pro forma                                                     (0.00)

OUTSTANDING WARRANTS

At December 31, 2000, the Company had outstanding warrants to purchase 321,504 shares of common stock at a weighted average exercise price of $0.50.


NOTE K - INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $8,300,000 and $745,000, respectively, which expire at various times beginning in 2006. Due to the recurring operating losses, a valuation allowance has been provided against the entire amount of its net deferred tax assets. The effective rate of 0.0% for the years ended December 31, 2000 and 1999 differs from the U.S. statutory rate due to the valuation allowance.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE K - INCOME TAXES (CONTINUED)

Components of deferred tax assets are as follows at December 31, 2000 and 1999:

                                                    2000           1999
                                                 ----------     ---------
   Deferred tax assets:
     Net operating loss carryforwards           $ 3,528,000     $ 291,000
     Allowance for doubtful accounts             (3,528,000)     (291,000)
                                                -----------     ---------
                                                $         -     $       -
                                                ===========     =========


NOTE L - RELATED PARTY TRANSACTION

During 2000, the Company purchased 30% of Cottage Ventures, LLC, a Delaware Limited Liability Company ("Ventures"). The purchase price was 30,000,000 shares of the Company's common stock. Ventures is controlled by Daniel J. Mackel, Chairman, Chief Executive Officer, and President of the Company. There were no material assets or operations of Ventures for the year ended December 31, 2000.


NOTE M - COMMITMENTS AND CONTINGENCIES

Various vendors have instituted lawsuits against the Company or its subsidiaries demanding payment of amounts owed. The Company is attempting to negotiate settlement of the outstanding claims, some of which have been reduced to judgment. There can be no assurance that the Company will successfully defend or settle these lawsuits or prevail in any counterclaim. The ultimate outcome of these matters cannot be determined at this time.