Form 10KSB/A
period 2000-12-31
ZEBRAMART COM INC
filed 2001-04-27
CIK 1109749

COTTAGE INVESTMENTS INC



                           FILING TYPE: 10-KSB/A
                           DESCRIPTION: ANNUAL REPORT
                           FILING DATE: APRIL XXX, 2001
                            PERIOD END: DECEMBER 31, 2000


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

                                   FORM 10-KSB/A

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


FINANCIAL CONDITION


Total assets as of December 31, 2000 were $57,912, a decrease of $3,766,671 from total assets of $3,824,583 at December 31, 1999. The decrease is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended December 31, 2000, assets increased $56,168 due to the sale of capital stock of the Company for cash and subsequent investments and expenses.

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

Stockholder's equity decreased from $3,302,433 at December 31, 1999 to ($3,755,648) at December 31, 2000, a decrease of $7,058,081. The decrease is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended December 31, 2000, stockholders equity increased $811,781 primarily due to the negotiated sale of our stock in lieu of payment of debts.

RESULTS OF OPERATIONS

Revenue decreased by $1,855 for the twelve-month period ended December 31, 2000 as compared to the same period for the prior year. The decrease for the twelve-month period is due to the closing of our internet operations. We had no revenue in the three months ended December 31, 2000.

Cost of goods sold decreased $1,370 for the twelve-month period ended December 31, 2000 as compared to the same period for the prior year. The increase is due to the sales decrease.

Operating expenses increased by $1,009,380 to $3,840,003 for the twelve-month period ended December 31, 2000. The increase is primarily attributable to expenses related to our aggressive spending to quickly launch its internet operations. Operating expenses in the three months ended December 31, 2000 were $339,328.

We incurred a net loss of $8,469,184 for the twelve months ended December 31, 2000 as compared to a net loss of $2,850,093 for the twelve months ended December 31, 1999, which is an increased loss of $5,619,091. The increase is primarily attributable to expenses related to our aggressive spending to quickly launch our internet operations and the subsequent write off of assets related to internet businesses. The net gain for the three months ended December 31, 2000 was $345,279. This gain is primarily due to negotiated reductions of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended December 31, 2000, operating activities consumed $5,140,121 of cash as compared to $2,030,414 for the same period for the prior year. The primary reason for the significant increase was our aggressive spending to quickly launch our internet operations. We have effectively expended all of our current resources and have a serious liquidity shortfall. We are still in the process of approaching our creditors to attempt to settle liabilities with past due vendors and paying down our accounts payable. Failure to renegotiate current liabilities with our vendors could bring the viability of the Company as a going concern into question.

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

Statements of Operations.......................................................3

Statements of Stockholders' Equity.............................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................6

                          INDEPENDENT AUDITORS' REPORT



To Cottage Investments, Inc.

We have audited the accompanying balance sheet of Cottage Investments, Inc. (a Nevada corporation and a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 15, 1998 to December 31, 2000. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cottage Investments, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from January 15, 1998 to December 31, 2000 in conformity with generally accepted accounting principles.

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



/s/ Tauber & Balser, P.C.
--------------------------
Atlanta, Georgia
April 14, 2001

                            COTTAGE INVESTMENTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $      48,394
  Prepaid expenses and other current assets                            9,518
                                                               -------------
TOTAL ASSETS                                                   $      57,912
                                                               =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $   1,084,675
  Notes payable                                                      675,628
  Current portion of capital leases                                   52,641
  Net liabilities from MyFavoriteShoe.com, Inc.                    2,000,617
                                                               -------------
    TOTAL CURRENT LIABILITIES                                      3,813,560
                                                               -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.00001 par, 350,000,000 shares authorized,
    153,096,585 shares issued and outstanding                          1,531
  Additional paid-in capital                                       7,786,852
  Deficit accumulated during the development stage               (11,544,031)
                                                               -------------
    TOTAL STOCKHOLDERS' DEFICIT                                   (3,755,648)
                                                               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $      57,912
                                                               =============




   The accompanying notes are an integral part of these financial statements.
                                       3

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
        THE PERIOD FROM INCEPTION (JANUARY 15, 1998) TO DECEMBER 31, 2000


                                   Cumulative
                                      Since
                                    Inception           2000            1999
                                  ------------      ------------    ------------
REVENUES
  Consulting revenue              $      2,500      $          -    $     2,500
  Product revenue                       13,393             7,019          6,374
                                  ------------      ------------    ------------
    TOTAL REVENUES                      15,893             7,019          8,874

COST OF GOODS SOLD                      15,040             6,835          8,205
                                  ------------      ------------    ------------
GROSS MARGIN                               854               185            669

OPERATING EXPENSES                   6,893,172         3,840,003      2,830,623
                                  ------------      ------------    ------------
OPERATING LOSS                      (6,892,318)       (3,839,818)    (2,829,954)
                                  ------------      ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                     (49,446)          (22,772)       (26,674)
  Write-down of assets              (1,527,286)       (1,525,078)             -
  Write down of investments          (470,455)          (470,455)             -
  Interest income                       39,905            33,370          6,535
                                  ------------      ------------    ------------
                                    (2,007,282)       (1,984,935)       (20,139)
                                  ------------      ------------    ------------
LOSS FROM CONTINUING OPERATIONS     (8,899,600)       (5,584,754)    (2,850,093)

NET LOSS FROM DISCONTINUED
  OPERATIONS OF MYFAVORITESHOE.COM  (2,644,431)      (2,644,431)              -
                                  ------------      ------------    ------------
NET LOSS                          $(11,544,031)     $ (8,469,184)   $(2,850,093)
                                  ============      ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                    $          -      $      (0.05)   $     (0.02)
                                  ============      ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                         -       153,741,294     99,066,558
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

                                                   COTTAGE INVESTMENTS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          Deficit
                                                                                        Accumulated                      Total
                                                 Common Stock Issued     Additional      During the                  Stockholders'/
                                              ------------------------    Paid-in       Development      Members'       Members'
                                                Shares        Amounts     Capital         Stage          Equity     Equity/(Deficit)
                                              -----------    ---------   ----------     -----------    -----------  ----------------
Balances, December 31, 1998                             -     $     -    $        -     $  (224,754)   $   175,000    $   (49,754)
  Adjustment in connection with pooling
   of interest                                 60,232,519         602             -               -              -            602
                                              -----------     -------    ----------     -----------    -----------    ------------
Balances, December 31, 1998 as restated        60,232,519         602             -        (224,754)       175,000        (49,152)
  Capital contributions                                 -           -             -               -      1,722,171      1,722,171
  Issuance of member interest for services              -           -             -               -        205,000        205,000
  Repurchase of member interest                         -           -             -               -        (25,000)       (25,000)
  Conversion of LLC interest to common stock  150,000,000       1,500     2,075,671               -     (2,077,171)             -
  Acquisition of assets of Interactive         22,328,478         223       124,977                              -        125,200
  Issuance of common stock, net of
   issuance costs                               2,280,000          23     4,175,084               -              -      4,175,107
Net loss                                                -           -             -      (2,850,093)             -     (2,850,093)
                                              -----------     -------    ----------     -----------    -----------    ------------
Balances, December 31, 1999                   234,840,997       2,348     6,375,732      (3,074,847)             -      3,303,233
  Capital contributions                                                                                                         -
  Issuance of common stock for services           500,000           5        66,096               -              -         66,101
  Issuance of options for services                      -           -        43,301               -              -         43,301
  Conversion of accounts payable to
   common stock                                 1,021,434          10       202,901               -              -        202,911
  Stock issued for investment                  30,000,000         300             -               -              -            300
  Issuance of common stock, net of
   issuance costs                               6,004,546          61     1,098,778               -              -      1,098,839
  Cancellation of stock issued               (128,731,701)     (1,288)            -               -                        (1,288)
  Other                                         9,461,309          95            44               -              -            139
  Net loss                                              -           -             -      (8,469,184)             -     (8,469,184)
                                              -----------     -------    ----------     -----------    -----------    ------------
Balances, December 31, 2000                   153,096,585     $ 1,531    $7,786,852    $(11,544,031)    $        -    $(3,755,648)
                                              ===========     =======    ==========     ===========    ===========    ============


   The accompanying notes are an integral part of these financial statements.
                                        5

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
        THE PERIOD FROM INCEPTION (JANUARY 15, 1998) TO DECEMBER 31, 2000


                                                               Cumulative
                                                                 Since
                                                               Inception              2000               1999
                                                              -------------       ------------       -------------
CASH FLOWS FORM OPERATING ACTIVITIES
Net loss                                                      $(11,544,031)      $ (8,469,184)      $ (2,850,093)
                                                              -------------      -------------      -------------

Adjustments:
Depreciation                                                        74,972             24,347             45,013
Loss from disposal of property and equipment                       358,170            345,215             12,955
Compensation expenses for equity issuances                         340,101             66,101            205,000
Common stock issued for payment of expenses                        202,911            202,911               --
Issuance of options for services                                    43,301             43,301               --
Net change in operating liabilities of
discontinued segment                                             1,785,849          1,785,849               --
Changes in:
Accounts receivable                                                 (7,775)            (2,234)            (5,540)
Prepaid expenses                                                   (89,963)           (39,182)          (127,348)
Other assets                                                       (73,551)              --              (71,451)
Accounts payable and accrued expenses                            1,645,976            824,391            759,725
Zebrapoints redeemed                                                   699               --                  699
Deferred revenue                                                     5,625               --                  625
                                                              -------------      -------------      -------------
Total adjustments                                                4,286,315          3,329,062            819,678
                                                              -------------      -------------      -------------
Net cash used in operating activities                           (7,257,716)        (5,140,122)        (2,030,415)
                                                              -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (574,131)              --             (546,327)
                                                              -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                           678,660            678,660               --
Proceeds from issuance of related party loan                        21,000               --                 --
Repayments of related party loan                                   (21,000)              --              (21,000)
Proceeds from stockholder contributions, net                     7,226,581          1,098,302          6,022,279
Repurchase of stockholder interests                                (25,000)              --              (25,000)
                                                              -------------      -------------      -------------
Net cash provided by financing activities                        7,880,241          1,776,962          5,976,279
                                                              -------------      -------------      -------------


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
                                   (CONTINUED)


                                                               Cumulative
                                                                 Since
                                                               Inception              2000               1999
                                                              -------------       ------------       -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                $   48,394         ($3,363,160)       $3,399,537

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                   --             3,411,554            12,017
                                                                                                      ----------
CASH AND CASH EQUIVALENTS, END
OF PERIOD                                                       $   48,394          $   48,394        $3,411,554
                                                                ==========          ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid                                                      $49,446            $ 22,772           $26,674
                                                                ==========          ==========        ==========
Equipment acquired through capital lease
obligations                                                     $   63,571          $    --           $   63,571
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


NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $8,469,184 and $2,850,205 for the years ended December 31, 2000 and 1999, respectively, and had a working capital deficiency of $3,755,648 and an equity deficiency of $3,755,648 at December 31, 2000. The Company has sustained continuous losses from operations, and has closed its MFS subsidiary. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 2000 and 1999 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

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


NOTE E - LEASE OBLIGATIONS

At December 31, 2000, the Company was in default on several capital equipment leases totaling $52,641. All amounts due under the term of the leases are now current. The Company also leased facilities during the year under operating leases. The Company has since terminated all operating leases. Total rent expense under these leases was $101,101 and $43,522 for 2000 and 1999, respectively.


NOTE F - WRITE-DOWN OF ASSETS

During the year, the Company closed and abandoned its initiative to create a retail store. Accordingly, the Company has written-off furniture, equipment and software purchased related to this effort.


NOTE G - MY FAVORITE SHOE MERGER

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


NOTE G - MY FAVORITE SHOE MERGER (CONTINUED)

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


NOTE H - EQUITY TRANSACTIONS

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


NOTE I - STOCK BASED COMPENSATION AND WARRANTS

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


NOTE I - STOCK BASED COMPENSATION AND WARRANTS (CONTINUED)

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

    Net loss available to common shareholders:
         As reported                                            $ (8,469,184)
         Pro forma                                              $(10,036,663)

    Net loss per share:
         As reported                                                  $(0.05)
         Pro forma                                                     (0.07)

OUTSTANDING WARRANTS

At December 31, 2000, the Company had outstanding warrants to purchase 321,504 shares of common stock at a weighted average exercise price of $0.50.


NOTE J - INCOME TAXES

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


NOTE J - INCOME TAXES (CONTINUED)

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


NOTE K - RELATED PARTY TRANSACTION

During 2000, the Company purchased 30% of Cottage Ventures, LLC, a Delaware Limited Liability Company ("Ventures"). The purchase price was 30,000,000 shares of the Company's common stock. Ventures is controlled by Daniel J. Mackel, Chairman, Chief Executive Officer, and President of the Company. There were no material assets or operations of Ventures for the year ended December 31, 2000.


NOTE L - COMMITMENTS AND CONTINGENCIES

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