Form 10-Q
period 2001-03-31
ZEBRAMART COM INC
filed 2001-05-15
CIK 1109749

COTTAGE INVESTMENTS, INC



                           FILING TYPE:  10-Q
                           DESCRIPTION:  QUARTERLY REPORT
                           FILING DATE:  MAY 15, 2001
                           PERIOD END:   MARCH 31, 2001


                     PRIMARY EXCHANGE:   OVER THE COUNTER INCLUDES OTC
                                         AND OTCBB
                               TICKER:   COTF





--------------------------------------------------------------------------------
         DATA PROVIDED BY EDGAR ONLINE, INC. (HTTP://WWW.FREEEDGAR.COM)

                               TABLE OF CONTENTS

----------------------------------------------------------------------------------------------------------
PART 1...................................................................................................1

ITEM 1. FINANCIAL STATEMENTS.............................................................................2
         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001.................................................2
         CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS ENDED MARCH
               31 2000 AND 2001..........................................................................3
         CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED MARCH
               31 2000 AND 2001..........................................................................4
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................6

PART II..................................................................................................8

ITEM 1. LEGAL PROCEEDINGS................................................................................8

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................8

ITEM 5. OTHER INFORMATION................................................................................8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.......................................................9

EXHIBIT 1...............................................................................................11

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission File No. 000-28713

                            Cottage Investments, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

         Nevada
         ------                                          88-0443120
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                          505 Park Avenue, NY,NY 10022
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 888-1396
                                  -------------
              (Registrant's telephone number, including area code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_X__ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value per share, 154,212,164 shares issued and outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

ASSETS
 CASH                                                        $       29,025
 OTHER CURRENT ASSETS                                                 1,356
                                                               ---------------------
                                                                     30,369

 FIXED ASSETS                                                           -
 OTHER ASSETS                                                           400

                                                            ------------------------
  TOTAL ASSETS                                                       30,769
                                                            ========================


  LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:

   Accounts payable and accrued expenses                          1,158,771
   Loans Payable                                                    675,628
   Lease Obligations                                                 52,641
   Net Liabilities from MyFavoriteShoe.com, Inc.                  1,687,771

                                                            ------------------------
  TOTAL CURRENT LIABILITIES                                       3,574,810

 STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)
    Common stock, $.00001 par, 350,000,000 shares
      authorized, 161,976,538 and 175,608,298 shares issued
     as of March 2001 and 2000, respectively                          1,620
    Additional paid-in capital                                    8,095,492
    Deficit accumulated during the development stage            (11,641,153)

 TOTAL STOCKHOLDERS'/MEMBERS'
                                                            ------------------------
   EQUITY (DEFICIT)                                              (3,544,042)

 TOTAL LIABILITIES AND STOCKHOLDERS'/
                                                            ------------------------
   MEMBERS' EQUITY (DEFICIT)                                         30,769
                                                            ========================

   The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS -
                   THREE MONTHS ENDED MARCH 31 2000 AND 2001

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS 1
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                       Three Months Ended March 31
                                                                                       2001                   2000
                                                                                       ----                   ----
REVENUES:                                                                                    -                4,840

COST OF GOODS SOLD                                                                           -                5,814

                                                                          ------------------------------------------
     Gross margin                                                                            -                 (974)

OPERATING EXPENSES                                                                     103,174            2,561,505

                                                                          ------------------------------------------
OPERATING LOSS                                                                        (103,174)          (2,562,479)

OTHER INCOME (EXPENSES):
   Interest expense                                                                          -               (1,372)
   Interest income                                                                         134                2,916

                                                                          ------------------------------------------
Total other income (expenses)                                                              134                1,544

Loss from Continuing Operations                                                       (103,040)          (2,560,935)

Discontinued Operations
Net Loss (Gain) from operations of MyFavoriteShoe.com, Inc.                              5,917                    -

                                                                          ------------------------------------------
NET LOSS                                                                               (97,123)          (2,560,935)
                                                                          ==========================================

WEIGHTED AVERAGE COMMON SHARES                                                     157,536,562          175,108,298
USED IN COMPUTING BASIC AND
   DILUTED LOSS PER SHARE

BASIC AND DILUTED LOSS PER                                                           $   (0.00)            $  (0.01)
COMMON SHARE


   The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS -
                   Three months ended MARCH 31 2000 AND 2001

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                     Three Months Ended March 31
                                                                                     2001                   2000
                                                                                     ----                   ----
CASH FLOWS FORM OPERATING ACTIVITIES:
  Net loss                                                                         $ (97,123)          $ (2,560,935)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                             -                 24,347

  Stock issued for consulting services                                                 1,799                      -
  Changes in operating assets and liabilities:
    Accounts receivable                                                                    -                  4,662
    Inventory                                                                              -                (31,055)
    Prepaid expenses                                                                   2,775                    848
    Accounts payable and accrued expenses                                            (39,404)              (138,406)

    Deferred Payroll & Payroll Liabilities                                           113,500                      -
    Tax Liability                                                                          -                   (141)
    Deferred revenue                                                                       -                 (1,677)
    Net Liabilities from MyFavoriteShoe.com, Inc.                                     (5,917)               246,886

                                                                    ------------------------------------------------
Total adjustments                                                                     72,753                105,463

                                                                    ------------------------------------------------
 Net cash used in operating activities                                               (24,370)            (2,455,471)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase (Write down) of Property, Equipment & Investments                              (0)            (1,343,263)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans                                                                                  -                    750
    Lease Obligations                                                                      -                 (3,333)
    Proceeds from stockholder contributions, net                                           -                805,613

                                                                    ------------------------------------------------
 Net cash provided by (used in) financing activities                                       -                803,030



NET INCREASE (DECREASE) IN CASH AND CASH                            ------------------------------------------------
  EQUIVALENTS                                                                        (24,370)            (2,995,704)
                                                                    ================================================

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                 53,394              3,411,554


CASH AND CASH EQUIVALENTS, END                                      ------------------------------------------------
  OF PERIOD                                                                           29,025                415,850
                                                                    ================================================

Suplemental disclosure of cash flow information:
  Stock issued for settlement of payables                                           $306,929                $     -


   The accompanying notes are an integral part of these financial statements.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the 12 months ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cottage Investments, Inc. and its wholly owned subsidiaries, or the Company. All significant inter-company accounts and transactions have been eliminated.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company had no revenue during the three month period ended March 31, 2001.


Continuing as a Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The Company has sustained losses during the year ended December 31, 2000, and the three months ended March 31, 2001 and such losses are continuing in fiscal year 2001. Additionally, the Company has used, rather than provided, cash in its operating activities during the year ended December 31, 2000, and this was also the case for the three months ended March 31, 2001. Due to its cash flow situation, the Company is attempting to negotiate payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case-by-case basis.

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


Lease Obligations

As of March 31, 2001, the Company is currently in default on equipment operating leases with Dell Acceptance Corp. for a total current lease obligation of $52,641


Loans Payable

The Company is currently in default on loans from Internet Financial Services, LLC., Avenel Ventures, Inc., pcBoat.com, James Carter, and Tower Hill Holdings, Inc. The loan to Mr. Carter is secured with 10,107,500 shares of Common Stock. Mr. Carter has requested the shares be issued unless payment to him is made immediately.

The Company has convertible notes due within the next twelve months to InfoTech Contract Services, Inc. and Stonebridge Technologies, Inc.

The loans payable of the Company are summarized as follows:

                                                           Loans Payable
                                                           -------------

Internet Financial Services, LLC                            387,716
Avenel Venture, Inc.                                        134,370
pcBoat                                                        9,000
James Carter                                                  9,000
Tower Hill Holdings, Inc.                                    12,279
Convertible Notes
-----------------
   InfoTech Contract Services                                82,774
   Stonebridge Technologies                                  40,490

Total                                                       675,628


Capital Stock

8,760,000 shares were issued to purchase $306,929.10 in debt of MyFavoriteShoe.com.

119,953 shares were issued to settle dispute with a former consultant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of March 31, 2001 were $30,769, a decrease of $2,142,571 from total assets of $2,173,340 at March 31, 2000. The decrease is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended March 31, 2001, assets decreased $27,143 due to the cost of the Company's operations.

Current liabilities increased by $2,948,582 from $626,228 at March 31, 2000 to $3,574,810 at March 31, 2001. The increase is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations. The increase is primarily attributable to increasing accounts payable and accrued expenses of $1,040,473, increases in loans payable of $675,628, increases in current lease obligations of $6,365, and the increase in the net liabilities of MyFavoriteShoe.com of $1,226,117. In the three months ended March 31, 2001, liabilities decreased $238,750. A significant portion of the decrease is due to the conversion of accounts payable to equity.

Stockholder's equity decreased from $1,547,112 at March 31, 2000 to -$3,544,042 at March 31, 2001, a decrease of $5,091,153. The decrease is primarily attributable to expenses related to the Company's aggressive spending to quickly launch its internet operations and the subsequent write off of the assets as the internet businesses did not succeed. In the three months ended March 31, 2001, stockholders equity increased $211,606. The increase is primarily due to the conversion of accounts payable to equity.

RESULTS OF OPERATIONS

Revenue decreased by $4,840 for the three-month period ended March 31, 2001 as compared to the same period for the prior year. The decrease for the three-month period is due to the cessation of the Company's internet operations. Thus, there was no revenue in the three months ended March 31, 2001.

Cost of goods sold decreased by $5,814 for the three-month period ended March 31, 2001 as compared to the same period for the prior year. The decrease is due to the sales decrease.

Operating expenses decreased by $2,459,305 to $103,174 for the three-month period ended March 31, 2001. The decrease is primarily attributable to the closing of the Company's internet operations.

The Company incurred a net loss of $97,123 for the three months ended March 31, 2001 as compared to a net loss of $2,560,935 for the three months ended March 31, 2000, which is a decreased loss of $2,463,812. The decrease is primarily attributable to the closing of the Company's internet operations.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2001, operating activities consumed $24,370 of cash as compared to $2,455,471 for the same period for the prior year. The primary reason for the significant decrease was the cessation of expenditures related to the Company's now closed internet operations. The Company has effectively expended all of its current resources and has a serious liquidity shortfall. The Company is in the process of approaching its creditors to attempt to settle liabilities with past due vendors and paying down its accounts payable and accrued liabilities. Failure to renegotiate current liabilities with its vendors could be devastating to the viability of the Company as a going concern into question.

The Company is making efforts to bring in outside capital to fund its business plan. Failure to achieve further funding could be devastating to the viability of the Company as on ongoing concern.

MANAGEMENT'S OPERATING PLANS

The Company intends to primarily focus the development of communications related businesses.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

David Kenner v. Zebramart.com , Inc. and William Head--Fulton County Superior Court, State of Georgia

On March 22, 2001, the Company amicably resolved a law suit filed by David Kenner, the Company's former CEO, in the Fulton County, GA Superior Court on December 27, 2000.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

8,760,000 shares were issued to purchase $306,929.10 in debt of MyFavoriteShoe.com.

119,953 shares were issued to settle dispute with a former consultant.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

On May 11, 2001, the Company issued a press release regarding the sale of the Company's ownership interest in MyFavoriteShoe.com, Inc., a Delaware corporation. This press release is attached as Exhibit 1 and is incorporated herein by reference. In the transaction, which closed on May 9, 2001, all shares of MyFavoriteShoe.com owned by the Company, which constitutes 100% of the outstanding shares of MyFavoriteShoe.com, were sold to Orbalexing, Inc. for total consideration of $50.00.

On May 11, 2001, the Company issued a press release regarding the sale of the Company's ownership interest in zebramart.com, inc., a Georgia corporation, or zebramart. This press release is attached as Exhibit 1 and is incorporated herein by reference. In the transaction, which closed on May 9, 2001, all shares of zebramart owned by the Company, which constitutes approximately 99% of the outstanding shares of zebramart, were sold to Orbalexing, Inc. for total consideration of $50.00.

Orbalexing, Inc. is 100% owned by Daniel Mackell, who is the CEO, President and Chairman of the Board of the Company and a greater than 5% owner of the Company.

Summarized below is the unaudited and condensed proforma balance sheet and statement of operations. The balance sheet is prepared as if the divestiture took place on March 31, 2001. The statement of operations is prepared as if the divestiture took place on January 1, 2001.

                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             PROFORMA BALANCE SHEET
                                 MARCH 31, 2001

                                                                                             Proforma
                                                                           zebramart &      Adjusting      ProForma
                                                        Consolidated     MyFavoriteShoe      Entries       Cottage
ASSETS
 CURRENT ASSETS                                       $    30,369       $     11,173       $   -        $  19,195

 OTHER ASSETS                                         $       400       $        -         $   -        $     400

                                                     ------------------------------------------------------------------
 TOTAL ASSETS                                         $    30,769       $     11,173       $   -        $  19,595
                                                     ==================================================================

LIABILITIES & STOCKHOLDERS EQUITY
 CURRENT LIABILITIES                                  $ 3,574,810       $  3,070,556       $   -        $ 504,254

 SHAREHOLDERS' EQUITY (DEFICIT)                       $(3,544,042)      $ (3,059,383)      $   -        $(484,659)

                                                     ------------------------------------------------------------------
 TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $    30,769       $     11,173       $   -        $  19,595
                                                     ==================================================================


                            COTTAGE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       PROFORMA STATEMENTS OF OPERATIONS 1
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                  Proforma
                                                                zebramart &      Adjusting
                                            Consolidated      MyFavoriteShoe      Entries    ProForma Cottage
OPERATING EXPENSES                       $   (103,174)      $     45,543        $   -       $   (148,717)

OTHER INCOME (EXPENSES)                  $      6,051       $      5,917        $   -       $        134

                                         ----------------------------------------------------------------------
NET LOSS                                 $    (97,123)      $     51,460        $   -       $   (148,583)
                                         ======================================================================

WEIGHTED AVERAGE COMMON SHARES            157,536,562                                        157,536,562
USED IN COMPUTING BASIC AND
   DILUTED LOSS PER SHARE

BASIC AND DILUTED LOSS PER               $      (0.00)                                       $     (0.00)
COMMON SHARE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(d) EXHIBITS.

      Exhibit No.   Description

           1        Press Release dated May 11, 2001:  Cottage Announces Sale Of
                    Assets

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COTTAGE INVESTMENTS, INC.



Date: May 15, 2001                  By: /s/ Daniel J. Mackell
                                       ----------------------------------------
                                            Daniel J. Mackell
                                            (Chairman, President and Chief
                                            Executive Officer)
                                            (principal financial officer)

EXHIBIT 1
Press Release dated May 11, 2001:  Cottage Announces Sale Of Assets


CONTACT:
Van Negris / Philip J. Denning
Kehoe, White, Van Negris & Company, Inc.
(212) 396-0606

FOR IMMEDIATE RELEASE

Cottage Announces Sale Of Assets

New York, NY - May 11, 2001 - Cottage Investments, Inc. (Symbol: COTF) announced today that on May 9, 2001 the Company sold its ownership interests in both MyFavoriteShoe.com, Inc. and zebramart.com, inc. Details of the transactions were not released.

Cottage Investments, Inc. is communications infrastructure company. Cottage Investments' development strategy is focused on investing and growing companies that have the potential to become industry leaders in their respective fields.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this press release are or may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis, results of operation, and business plans or strategies that are not statements of historical fact. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors regarding the company's business, operations and competitive environment that may cause the actual results of the company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing, or statements regarding potential benefits related to use of the company's products. These forward-looking statements reflect management's opinions only as of the date hereof and the company assumes no obligation to update any such forward-looking statements.
                                      # # #