Form 10QSB
period 2001-06-30
COTTAGE INVESTMENTS INC
filed 2001-08-20
CIK 1109749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 000-28713

COTTAGE INVESTMENTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada 88-0443120

(State of Incorporation) (I.R.S. Employer Identification No.)

505 Park Avenue, NY 10022

(Address of principal executive offices)

(212) 888-1396

(Issuer's telephone number, including area code)

Not applicable

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

Common Stock, $0.00001 par value per share, 167,315,471 shares issued and outstanding as of August 6, 2001.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2001
ASSETS

CASH	$704
OTHER CURRENT ASSETS	5,000

TOTAL ASSETS	$5,704

LIABILITIES AND STOCKHOLDERS'/MEMBERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$291,697
Loans Payable	335,764
Net Liabilities from discontinued operations	-

TOTAL CURRENT LIABILITIES	627,461

STOCKHOLDERS'/MEMBERS' DEFICIT
Common stock, $.00001 par, 350,000,000 shares authorized,
167,315,471 shares issued and outstanding	1,680
Additional paid-in capital	8,127,466
Deficit accumulated during the development stage	(8,750,902)

TOTAL STOCKHOLDERS'/MEMBERS' DEFICIT	(621,757)

TOTAL LIABILITIES AND STOCKHOLDERS'/
MEMBERS' DEFICIT	$5,704

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
	Three Months Ended June 30
	2001	2000

REVENUES	$ -	$ -

COST OF GOODS SOLD	-	-

Gross margin	-	-

OPERATING EXPENSES	69,231	70,863

Loss from Continuing Operations	(69,231)	(70,863)

Discontinued Operations and Extraordinary Items
Income (Loss) from discontinued operations	(2,326)	(5,890,422)
Extraordinary Item-Gain on sale of discontinued operations	2,861,808	-
Extraordinary Item-Gain on extinguishment of accounts payable	100,000	-
TOTAL DISCONTINUED OPERATIONS and EXTRAORDINARY ITEMS	2,959,482	(5,890,422)

NET INCOME (LOSS )	$ 2,890,251	$ (5,961,285)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	164,646,005	190,666,428
DILUTED	181,858,741	190,666,428

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$ 0.02	$ (0.03)
DILUTED	$ 0.02	$ (0.03)

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

AND CUMULATIVE SINCE INCEPTION
	Six Months Ended June 30		Cumulative Since
	2001	2000	Inception

REVENUES	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-

Gross margin	-	-	-

OPERATING EXPENSES	217,814	355,456	736,943

Loss from Continuing Operations	(217,814)	(355,456)	(736,943)

Discontinued Operations and Extraordinary Items
Income (Loss) from discontinued operations	49,134	(8,171,992)	(10,975,767)
Extraordinary Item-Gain on sale of
discontinued operations	2,861,808	-	2,861,808
Extraordinary Item-Gain on extinguishment
of accounts payable	100,000	-	100,000
TOTAL DISCONTINUED OPERATIONS and
EXTRAORDINARY ITEMS	3,010,942	(8,171,992)	(8,013,959)

NET INCOME (LOSS )	$ 2,793,128	$(8,527,448)	$ (8,750,902)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	161,091,283	182,887,363	167,315,471
DILUTED	187,454,019	182,887,363	184,528,207

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$ 0.02	$ (0.05)	$ (0.05)
DILUTED	$ 0.01	$ (0.05)	$ (0.05)

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

AND FOR THE PERIOD FROM INCEPTION
	Six Months Ended June 30		Cumulative Since
	2001	2000	Inception
CASH FLOWS FORM OPERATING ACTIVITIES:
Net Income (Loss)	$ 2,793,128	$ (8,527,448)	$ (8,750,902)

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of discontinued operations	(2,861,808)	-	(2,861,808)
Gain on extinguishment of accounts payable	(100,000)	-	(100,000)
Stock issued for consulting services	1,798	-	1,798
Changes in operating assets and liabilities:
Other Current Assets and Other Assets	(4,600)	-	(5,000)
Accounts payable and accrued expenses	146,034	106,076	136,697
Deferred Payroll and Payroll Liabilities	23,500	2,250	155,000
Net Liabilities from discontinued operations	(49,003)	7,334,076	2,961,808

Total adjustments	(2,844,080)	7,442,403	288,495

Net cash used in operating activities	(50,951)	(1,085,046)	(8,462,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable	-	-	335,764
Proceeds from stockholder contributions, net	-	1,085,046	8,127,348

Net cash provided by financing activities	-	1,085,046	8,463,111

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(50,951)	-	704

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	51,656	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 704	$ -	$ 704

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the 12 months ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cottage Investments, Inc. and its wholly owned subsidiaries, or the Company. All significant inter-company accounts and transactions have been eliminated.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the communications industry will be successful, that competitive conditions within the communications industry will not change materially or adversely and that there will be no material adverse change in the Company's expected operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Continuing as a Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The Company has sustained losses during the year ended December 31, 2000, and the six months ended June 30, 2001 and such losses are continuing in fiscal year 2001. Additionally, the Company has used, rather than provided, cash in its operating activities during the year ended December 31, 2000, and this was also the case for the six months ended June 30, 2001. Due to its cash flow situation, the Company is attempting to negotiate payment terms with vendors representing a significant portion of the accounts payable and is seeking to raise capital.

In view of the matters described in the preceding paragraph, there remains doubt regarding the Company's ability to continue as a going concern. The satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis, to negotiate terms with its current creditors, and to succeed in its future operations.

As a result of the Company's operating losses, the Company has terminated operations and transferred the operating subsidiaries through which the Company previously did business.

Loans Payable

The Company is currently in default on loans from Internet Financial Services, LLC ("IFS"), James Carter, and Tower Hill Holdings, Inc. The loan from Mr. Carter is secured with 10,107,500 shares of Common Stock. Mr. Carter has requested the shares be issued unless payment to him is made immediately. The Company has an agreement with IFS, in which IFS will accept a convertible note in lieu of payment of its debt.

The Company has convertible notes due within the next twelve months to InfoTech Contract Services, Inc. and Stonebridge Technologies, Inc.

The loans payable of the Company are summarized as follows:
Loans Payable

Internet Financial Services, LLC	$ 200,000
James Carter	9,000
Tower Hill Holdings, Inc.	3,500
Convertible Notes
InfoTech Contract Services	82,774
Stonebridge Technologies	40,490

Total	$ 335,764

Discontinued operations

The discontinued prior operations include all operations of the Company's subsidiaries, MyFavoriteShoe.com, Inc. and zebramart.com, inc., which were sold by the Company, with such sale reported in the Company's previous filings and incorporated herein by reference.

The sale of MyFavoriteShoe.com, Inc. and zebramart.com, inc. resulted in a gain of $2,861,808, which gain was primarily due to the reduction in liabilities to the Company.

Extraordinary Items

Gain on extinguishment of accounts payable

In June 2001, $100,000 of accounts payable related to deferred salary of Daniel Mackell, the CEO, was forgiven by Mr. Mackell.

Capital Stock

In May 2001, the Company issued 5,338,933 shares to The Enna Corporation, LLC to settle accounts payable of $32,034.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of June 30, 2001 were $5,704, an increase of $5,704 from total assets of $0 at June 30, 2000. The increase is attributable to the raising of capital through the sale of the Company's stock. In the three months ended June 30, 2001, assets decreased $25,064 due to the cost of the Company's operations.

Current liabilities decreased by $3,726,890 from $4,354,350 at June 30, 2000 to $627,461 at June 30, 2001. The decrease is primarily attributable to the sale of the Company's discontinued operations. In the three months ended June 30, 2001, liabilities decreased $2,947,349 also primarily attributable to the sale of the Company's discontinued operations.

Stockholder's equity increased from ($4,354,350) at June 30, 2000 to ($621,757) at June 30, 2001, an increase of $3,732,594. The increase is primarily attributable to the sale of the Company's discontinued operations. In the three months ended June 30, 2001, stockholders equity increased $2,922,285, also primarily attributable to the sale of the Company's discontinued operations and the related reduction in liabilities.

RESULTS OF OPERATIONS

Excluding discontinued operations, the Company had no revenue or cost of goods sold for the three or six month period ended June 30, 2001, which is not a change from the same periods for the prior year.

Excluding discontinued operations, the Company's operating expenses decreased by $1,632 to $69,231 for the three-month period ended June 30, 2001 as compared with operating expenses of $70,863 for the same period for the prior year.

The Company incurred net income of $2,890,251 for the three months ended June 30, 2001 as compared to a net loss of $5,961,285 for the three months ended June 30, 2000, which is a increase of $8,851,536. The increase is primarily attributable to closing of the Company's internet operations and the gain on the sale of the Company's discontinued operations and the related reduction in liabilities resulting from the disposal of the subsidiaries through which such operations were conducted.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended June 30, 2001, operating activities consumed $26,582 of cash as compared to $591 for the same period for the prior year. The primary reason for the increase was that in the three month period ended June 30, 2000 the Company's accounts payable increased almost equally with operational expenses. The Company has effectively expended all of its current resources and has limited liquidity. The Company is in the process of approaching its creditors to attempt to settle liabilities with past due vendors and paying down its accounts payable and accrued liabilities. Failure to renegotiate current liabilities with its vendors could be devastating to the viability of the Company as a going concern.

The Company is making efforts to bring in outside capital to fund its business plan and to acquire capital through an acquisition. Failure to achieve further funding could be devastating to the viability of the Company as on ongoing concern.

MANAGEMENT'S OPERATING PLANS

The Company principal business at this time is exploring acquisitions in other lines of business that might provide support for the Company to continue as a going concern and that are potentially accretive to shareholder value.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

5,338,933 shares were issued to settle accounts payable of $32,034. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

(a) Exhibits. None.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTAGE INVESTMENTS, INC.

Date: August 20, 2001 By: /s/ Sean M. Daly

----------------------------------------

Sean M. Daly

(Corporate Secretary)

(assistant financial officer)