Form 10QSB
period 2001-09-30
COTTAGE INVESTMENTS INC
filed 2001-11-14
CIK 1109749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File No. 000-28713

Cottage Investments, Inc.

------------------

(Exact name of small business issuer as specified in its charter)

Nevada 88-0443120

------ ------

(State of Incorporation) (I.R.S. Employer Identification No.)

505 Park Avenue, NY 10022

------------------------------------------------------

(Address of principal executive offices)

(212) 888-5959

-------------

(Issuer's telephone number, including area code)

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

Common Stock, $0.00001 par value per share, 179,122,971 shares issued and outstanding as of November 8, 2001.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001
ASSETS

CASH	$150

TOTAL ASSETS	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$317,397
Loans Payable	332,264
Net Liabilities from discontinued operations	-

TOTAL CURRENT LIABILITIES	649,661

STOCKHOLDERS
Common stock, $.00001 par, 350,000,000 shares authorized,
169,015,471 shares issued and outstanding	1,697
Additional paid-in capital	8,127,499
Deficit accumulated during the development stage	(8,778,706)

TOTAL STOCKHOLDERS' DEFICIT	(649,511)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
	Nine Months Ended September 30
	2001	2000

REVENUES	$ -	$ -

COST OF GOODS SOLD	-	-

Gross margin	-	-

OPERATING EXPENSES	27,804	97,685

Loss from Continuing Operations	(27,804)	(97,685)

Discontinued Operations and Extraordinary Items
Income (Loss) from discontinued operations	-	(189,331)
Extraordinary Item-Gain on sale of	-	-
Extraordinary Item-Gain on extinguishment of accounts payable	-	-
TOTAL DISCONTINUED OPERATIONS and EXTRAORDINARY ITEMS	-	(189,331)

NET INCOME (LOSS )	$ (27,804)	$ (287,016)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	168,165,471	179,968,272
DILUTED	168,165,471	179,968,272

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$ (0.00)	$ (0.00)
DILUTED	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

AND CUMULATIVE SINCE INCEPTION
	Nine Months Ended Sept 30		Cumulative Since
	2001	2000	Inception

REVENUES	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-

Gross margin	-	-	-

OPERATING EXPENSES	245,618	453,141	764,747

Loss from Continuing Operations	(245,618)	(453,141)	(764,747)

Discontinued Operations and Extraordinary Items
Income (Loss) from discontinued operations	49,134	(8,361,323)	(10,975,767)
Extraordinary Item-Gain on sale of
discontinued operations	2,861,808	-	2,861,808
Extraordinary Item-Gain on extinguishment
of accounts payable	100,000	-	100,000
TOTAL DISCONTINUED OPERATIONS and
EXTRAORDINARY ITEMS	3,010,942	(8,361,323)	(8,013,959)

NET INCOME (LOSS )	$ 2,765,324	$(8,814,464)	$ (8,778,706)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	163,449,346	182,887,363	169,015,471
DILUTED	179,808,728	182,887,363	179,274,853

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$ 0.02	$ (0.05)	$ (0.05)
DILUTED	$ 0.02	$ (0.05)	$ (0.05)

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

AND FOR THE PERIOD FROM INCEPTION

	Nine Months Ended September 30		Cumulative Since
	2001	2000	Inception
CASH FLOWS FORM OPERATING ACTIVITIES:
Net Income (Loss)	$ 2,765,324	$ (8,814,464)	$(8,778,706)

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of discontinued operations	(2,861,808)	-	(2,861,808)
Gain on extinguishment of accounts payable	100,000	-	100,000
Stock issued for consulting services	1,798	-	1,798
Changes in operating assets and liabilities:
Other Current Assets and Other Assets	400	-	-
Accounts payable and accrued expenses	(31,766)	139,447	162,397
Deferred Payroll and Payroll Liabilities	23,500	18,000	155,000
Net Liabilities from discontinued operations	(49,003)	7,535,607	2,761,808

Total adjustments	(2,816,880)	7,693,054	319,195

Net cash used in operating activities	(51,555)	(1,121,410)	(8,459,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans Payable	-	-	332,264
Proceeds from stockholder contributions, net	50	1,121,410	8,127,398

Net cash provided by financing activities	50	1,121,410	8,459,661

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(51,505)	-	150

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	51,656	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 150	$ -	$ 150

The accompanying notes are an integral part of these consolidated financial statements.

COTTAGE INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the 12 months ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cottage Investments, Inc. and its wholly owned subsidiaries, or the Company. All significant inter-company accounts and transactions have been eliminated.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into new markets will be successful, that competitive conditions within targeted industries will not change materially or adversely and that there will be no material adverse change in the Company's expected operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Continuing as a Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The Company has sustained losses during the year ended December 31, 2000, and operating losses for the nine months ended September 30, 2001 and such losses are continuing in fiscal year 2001. Additionally, the Company has used, rather than provided, cash in its operating activities during the year ended December 31, 2000, and this was also the case for the nine months ended September 30, 2001. Due to its cash flow situation, the Company is attempting to negotiate payment terms with vendors representing a significant portion of the accounts payable and is seeking to raise capital.

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

As a result of the Company's operating losses, the Company has terminated operations and divested of the operating subsidiaries through which the Company previously did business.

Loans Payable

The Company is currently in default on loans from Internet Financial Services, LLC ("IFS"). The Company has an agreement with IFS, in which IFS will accept a convertible note in lieu of payment of its debt.

The Company has convertible notes due within the next twelve months to InfoTech Contract Services, Inc. and Stonebridge Technologies, Inc.

The loans payable of the Company are summarized as follows:
Loans Payable

Internet Financial Services, LLC	$ 200,000
James Carter	9,000
Convertible Notes
InfoTech Contract Services	82,774
Stonebridge Technologies	40,490

Total	$ 332,264

Discontinued operations

The discontinued prior operations include all operations of the Company's subsidiaries, MyFavoriteShoe.com, Inc. and zebramart.com, inc., which were sold by the Company, with such sale reported in the Company's previous filings.

Capital Stock

On September 30, 2001 the Company sold 1,700,000 shares of Common Stock to Stony Point Capital, LLC, a party unrelated to the Company, for $50.00 and advisory services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of September 30, 2001 were $150, an increase of $150 from total assets of $0 at September 30, 2000. The increase is attributable to the raising of capital through the sale of the Company's stock. In the three months ended September 30, 2001, assets decreased $5,554 due to the settlement of Company debts.

Current liabilities decreased by $3,917,769 from $4,567,429 at September 30, 2000 to $649,661 at September 30, 2001. The decrease is primarily attributable to the sale of the Company's discontinued operations. In the three months ended September 30, 2001, liabilities increased $22,200 due to ongoing operating expenses on account.

Stockholder's equity increased from -$4,567,429 at September 30, 2000 to -$649,511 at September 30, 2001, an increase of $3,917,919. The increase is primarily attributable to the sale of the Company's discontinued operations. In the three months ended September 30, 2001, stockholders equity increased $27,754, primarily attributable to ongoing operating expenses of the Company.

RESULTS OF OPERATIONS

Excluding discontinued operations, the Company had no revenue or cost of goods sold for the three or nine month period ended September 30, 2001, which is not a change from the same periods for the prior year.

Excluding discontinued operations, the Company's operating expenses decreased by $69,881 to $27,804 for the three-month period ended September 30, 2001 as compared with operating expenses of $97,685 for the same period for the prior year.

The Company incurred a net loss of $27,804 for the three months ended September 30, 2001 as compared to a net loss of $287,016 for the three months ended September 30, 2000, which is a decrease of $259,211. The decrease is primarily attributable to closing of the Company's Internet operations and the related decrease in the Company's operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended September 30, 2001, operating activities consumed $5,604 of cash as compared to $36,064 for the same period for the prior year. The primary reason for the decrease is the cessation of Company operations and the increase in accounts payable for current operating expenses. The Company has effectively expended all of its current resources and has limited liquidity. The Company is in the process of approaching its creditors to attempt to settle liabilities with past due vendors and paying down its accounts payable and accrued liabilities. Failure to renegotiate current liabilities with its vendors could be detrimental to the viability of the Company as a going concern.

The Company is making efforts to bring in outside capital to fund its business plan and to acquire capital through an acquisition. Failure to achieve further funding could be detrimental to the viability of the Company as on ongoing concern.

MANAGEMENT'S OPERATING PLANS

The Company principal business at this time is exploring acquisitions in other lines of business that might provide support for the Company to continue as a going concern and that are potentially accretive to shareholder value.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 2001 the Company sold 1,700,000 shares of Common Stock to Stony Point Capital, LLC, a party unrelated to the Company, for $50.00 and advisory services.

On October 17, 2001, the Company issued 10,107,500 shares of Common Stock to Joseph J.T. Carter in a conversion of a convertible note for $9,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 11, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire all of the issued and outstanding common stock of The Paving Stone Co., Inc., a Florida corporation, The Paving Stone Company of California, Inc., a California corporation, The Paving Stone Company of Arizona, Inc., an Arizona corporation, Paving Stone of Nevada, Inc. a Nevada corporation, and Paving Stone Company of Atlanta, Inc., a Georgia corporation, (collectively, "Paving Stone") each having its headquarters in Pompano Beach, Florida, from the sole shareholder of all of Paving Stone Companies. The Agreement is incorporated herein by reference.

Paving Stone has $30 million in revenue and designs and installs driveways, walkways, pool decks, patios and commercial common areas using interlocking concrete pavers and other stone products. Paving Stone purchases its concrete paver products from prominent suppliers located near each of its offices. The Paving Stone Companies market their installation services to homebuilders, developers and individual homeowners. The Paving Stone Companies were founded in Pompano Beach, Florida in 1990 and currently has sixteen offices in eight states.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A
  Exhibits. None.
  Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTAGE INVESTMENTS, INC.

Date: November 14, 2001 By: /s/ Daniel J. Mackell

----------------------------------------

Daniel J. Mackell

(Chairman, President and Chief

Executive Officer)

(principal financial officer)