Form 10KSB
period 2001-12-31
COTTAGE INVESTMENTS INC
filed 2002-04-15
CIK 1109749

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					Washington, D.C. 20549


						FORM 10-KSB

			[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
				SECURITIES AND EXCHANGE ACT OF 1934

				For the fiscal year ended December 31, 2001

					PAVING STONE CORPORATION
		(Exact name of registrant as specified in its charter)

         	 NEVADA 	       	000-30051 		88-0443120
	(State of incorporation) (Commission File No.) (I.R.S. Employer ID No.)

			1760 N.W. 22nd Court, Pompano Beach, FL 33069 (Address of principal executive offices)

						(954) 971-3235
					(Registrant's telephone number)

					Cottage Investments, Inc.
					(Registrant's Former Name)

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class          Name of each exchange on which registered
---------------------         --------------------------------------
        None                                        None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.0001 per share
                   ------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

	State issuer's revenues for its most recent fiscal year (year ended December 31, 2001): $ 31,754,975.

         Based on the final closing price on December 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $6,731,164.

         At December 31, 2001, 2,260,083 shares of the Registrant's common stock were issued and outstanding.

	Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

	See Item 13 herein, which is the Exhibits section of this report.

FORWARD LOOKING STATEMENTS

	This annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect our business and the accuracy of the forward-looking statements contained herein. In particular, when used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the company or its management, are intended to identify such forward-looking statements.

	Through out this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.

RISK FACTORS
------------

The Company's limited nationwide operating history makes evaluation of business and prospects difficult.

	The Company has been in business for more than a decade, but has only a limited operating history on a nationwide basis. This limits the amount of information upon which investors can evaluate the Company's business and prospects. The Company also has limited experience operating outside of its initial, core markets in Florida, which make the experience to date a poor indicator of future performance or the ability to evaluate expansion opportunities or new markets. The Company cannot give assurance that it will generate sufficient revenues to fund its operations or that its will be profitable at such level of operations. The Company's business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies expanding, like companies in their early stages of development, particularly companies in new and rapidly evolving markets.

The Company may not be able to manage its expansion growth plan.

    	For the Company to meet its strategic and business plans, it would need to experience growth in the size and geographic scope of its operations and business and would need to develop a substantially larger customer base.
These activities can be expected to place a significant strain on the Company's current management, operations and capital resources. The Company's growth will require it to attract, motivate and retain highly skilled managerial, sales and marketing personnel, or to outsource such needs. It will also require the Company to enhance its financial and managerial controls and reporting systems. There is no assurance that the Company will be able to manage its growth effectively or be able to attract and retain the necessary personnel to meet its business challenges.

The Company may not be able to manage its expanding operations effectively.

	The Company has recently experienced, and hopes to continue to experience, rapid geographic expansion. However, it has limited experience in deploying its services in new geographic or vertical markets to date. The Company can give no assurance that it will have the ability to manage a substantially larger number of customers, employees and operations in geographically expansive areas and vertically differentiated industries or that it will be able to maintain adequate operational controls or experience positive financial results. In addition, rapid growth is likely to place a strain on managerial, operational and financial resources.

	To accommodate this growth, the Company must accomplish the following, among other things: implement new or upgraded operating and financial systems, procedures and controls in multiple locations; expand customer service, billing and other related support systems; devise and implement new advertising and marketing campaigns; and obtain sufficient resources and additional capital. This is not a comprehensive list. The Company may not succeed with these efforts. Its failure to accomplish these goals in an efficient manner could cause expenses to grow and revenues to decline or grow more slowly than expected, and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may have difficulty identifying and financing suitable acquisitions, mergers, joint ventures, strategic alliances, or other business combinations, which may adversely affect operating and financial results.

	As part of its business strategy, the Company reviews potential business combinations, acquisitions, mergers, joint ventures and strategic alliances, which may complement or expand existing business, increase revenues, create operational efficiencies, or open new markets for sale of the Company's products and services. To date, the Company has not entered into any business combinations (other than the Acquisition, as defined herein, in which COTF acquired the five operating subsidiaries in December
2001). Therefore, the Company lacks experience in conducting business combinations, including, without limitation, mergers and acquisitions.

	Furthermore, the Company may not be able to identify appropriate business combinations, acquisitions, mergers, joint ventures, or strategic alliances. It also may not be able to finance proposed transactions successfully once identified. Any failure to identify, finance, close or successfully integrate future transactions may impede the Company's growth. There can be no assurance that the Company will have the experience or capability to assess potential acquisition or merger candidates properly, negotiate effectively or appropriately with acquisition or merger targets, complete any proposed business combinations, or integrate acquisition or merger candidates effectively.

	Any acquisitions that are completed will likely encounter the risks commonly experienced during business combinations, such as: difficulty in integrating operations and personnel, potential business disruption; assumption of unexpected liabilities; the imposition and maintenance of common standards, controls, procedures and policies; and the impairment of relationships with employees and customers as a result of difficulties arising out of integration. Furthermore, the value of any business acquired may be less than the amount paid for it if, for example, there is a decline in the position of that business in the relevant market in which it operates or there is a decline in that market generally.

	The Company may encounter difficulties in implementing its business strategy. The Company hopes to pursue a strategy of growth through expansion and business combinations. It also seeks to continue to shift its mix of products and services from commercial installation of pavers in Florida to the installation of pavers in other geographic regions, and in other commercial and residential marketplaces, with a greater concentration on residential services. In addition, it may eventually engage in a vertical integration within its industry. Implementation of this strategy will depend in large part on the Company's ability to finance and manage growth, identify and integrate new markets and acquisition targets properly, and market the Company's products and services successfully. It will need to: establish a significant customer base and maintain favorable relationships with those customers, obtain adequate financing on favorable terms; establish and maintain appropriate procedures, policies, and systems; hire or engage, train, and retain skilled employees and laborers; and foresee and implement strategies to deal effectively with competition. If the Company is unable to achieve any or all of these goals, it will not be able to implement its business strategy, which would have a material adverse effect on its results of operations and financial condition.

The Company depends heavily on its key personnel, and the inability to retain them will adversely affect the business of the Company.

	The Company's success depends on the continued availability of its senior management team, particularly Maurice Sigouin, the Company's Founder, President, Chief Executive Officer, and Chairman of the Board of Directors. The Company has an employment agreement with Mr. Sigouin. The loss of any of this or other key employees will have a material adverse effect on the Company's business and prospects.

The Company does not maintain key man life insurance on its principal employees.

	The Company depends heavily on certain members of management, including, in particular, Maurice Sigouin, the Company's Founder, President, Chief Executive Officer and Chairman of the Board of Directors. The loss of this or other key employees will have a material adverse impact on the Company's business and prospects. During the pendency of any search to replace key employees, the Company will likely suffer operationally and financially. The Company does not maintain reserves to protect against any financial loss in the event of the loss of a key employee. Furthermore, the Company does not maintain key man life insurance with respect to any of its executive employees.

The Company may not be able to attract a sufficient number of proficient paver installers and other skilled laborers.

    	For the Company to meet is strategic and business plans, it would need to experience growth in the size and geographic scope of its operations and business. The Company's growth will require it to attract, motivate and retain highly skilled laborers to install pavers, or to engage sufficient outside contractors to meet these needs. While the Company has not experienced any such difficulties to date, there can be no assurance that the Company will be able to attract and retain the necessary personnel to meet its business challenges.

	Many competitors have faced and continue to experience a lack of sufficient skilled laborers. The Company cannot grant assurance that it will have access to sufficient skilled laborers in a timely fashion, or at an acceptable price, if at all. While the Company has not experienced any such difficulties to date, the lack of sufficient skilled labor will impede the ability of the Company to conduct operations and generate revenues.

The Company may lose key clients, which would cause a material, negative effect on its financial condition.

	During the fiscal year ended December 31, 2001, the Company generated a substantial amount of its gross revenue, amounting to approximately twenty percent, from two clients. The loss of any one of these clients or a reduction in the needs of such clients could adversely affect the financial condition of the Company. There can be no assurance that the Company will not suffer such a loss or a materially adverse financial consequence.

	The Company has endeavored to diversify its products, services, client base, and geographic concentration, and is investigating the possibility of engaging in vertical integration to create further diversification. However, the Company cannot grant assurance that these or any other efforts will reduce the risk associated with losing a key client.

The Company may be unable to obtain product for installation work from suppliers, causing an inability to produce revenue and potential client litigation.

	The Company requires a high volume of quality products that are procured from, and assembled by, third party suppliers. Reliance on suppliers, as well as industry supply conditions generally, involves several risks, including the possibility of defective product, shortage of product, increases in costs and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. Freight costs for heavy paver materials also impact the choice of supplier. Occasionally, products may be subject to allocations and the Company may experience difficulty in obtaining sufficient quantities of such products. In some cases, alternative sources of supply may not be readily available. Where alternative sources are not available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays. The lack of availability of timely and reliable supply of products from these sources could adversely affect the Company's business. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if it believes it is advantageous to do so due to performance, quality, support, delivery, capacity, location, or price considerations. The Company, where applicable, relies on only one supplier of certain product lines, based upon location and contractual obligations.

	Based on these factors, there can be no assurance that all necessary products will be readily available or available at suitable prices. The Company can provide no assurance it will not suffer any business disruption from an inability to obtain necessary supplies in a cost efficient and timely manner. The interruption in supply availability could materially, negatively impact the Company's reputation, financial condition and operations.

The Company may not be able to collect accounts receivable or may retain inadequate reserves for bad debt.

	The Company faces a risk that it will be unable to collect accounts receivable from its clients. Certain receivables from general contractors on commercial projects occasionally become difficult to collect due to industry wide delays that filter down to the subcontractor level. The Company faces the risk that its reserves for bad debt will not be sufficient, which would negatively impact its financial condition. In the past, the Company has experienced a need to adjust bad debt reserves and institute collection and reserve policies.

	There can be no assurance that the Company will be able to collect its accounts receivable or predict accurately the levels of uncollectible receivables to permit it to reserve adequately, which could have a material adverse impact on the financial statements and condition of the Company.

The Company and its shareholders face risks associated with concentration of ownership by management.

	Control of the Common Stock of the Company and associated voting rights are concentrated in the hands of Maurice Sigouin, the Chairman of the Board of Directors, Chief Executive Officer, and President of the Company.
Management and the majority of directors of the Company may face the risk of having a conflict of interest. Currently, the Company leases office space for its Pompano Beach, Florida operations and headquarters from a corporation of which Mr. Sigouin is the sole shareholder. There can be no assurance that shareholders of the Common Stock of the Company will not be negatively affected by the concentration of ownership of its Common Shares by the management and directors of the Company.

The Company faces the risk of default of debt obligations and negative impacts of restrictive covenants.

	The Company has certain debt obligations. These include a line of credit with a major institutional lender and loans from the senior officer of the Company, in addition to vendor financing and accounts payable. See "Notes to Financial Statements." Certain debt obligations may not permit subordination to other obligations, and other creditors may not be subordinate to any debt or equity offered by the Company. In the event of a bankruptcy, equity holders will share equally with any common shareholders if any assets remain after payment to creditors.

The Company has not and may not pay dividends to shareholders.

	The Company intends to retain future earnings, if any, for corporate purposes, and does not anticipate declaring or paying any cash dividends in the foreseeable future. Accordingly, there is no assurance that any dividends will ever be paid on the Company's Common Stock.

The Company will need additional financing for future capital needs, which may not be available on favorable terms, if at all.

	The Company's capital requirements in connection with conducting its business, as well as its growth and marketing activities, are significant. To date, the Company has experienced cash flow difficulties. These result primarily from the industry wide practice of long delays in receiving payment from general contractors who contract with installers as subcontractors on commercial or residential home building projects.

	If financing does not become available on favorable terms, then the Company will not have adequate funds to fulfill its long-term strategic plans. The Company may conduct placements of its securities to fund its business plan, including the satisfaction of outstanding debt and establishing a merger and acquisition program. There can be no assurance that any offerings will be successful or that the Company may not in the future require additional funding to continue operations. As a result, the Company may be required to modify its strategic plan, curtail operations, limit expansion, or obtain funds by entering into unfavorable arrangements with collaborative partners or others that may require it to relinquish rights, including, without limitation, to certain assets or to control over the Company's management or stock. Furthermore, additional financing efforts may result in dilution of equity positions or subordination of debt positions and increased numbers of creditors in the event of liquidation. The Company cannot grant assurance that it will have access to the capital markets in the future, or that financing will be available to it on acceptable terms to satisfy its cash requirements. If it cannot obtain necessary capital, its business and financial condition will be materially and adversely affected.

The Company could face claims of product liability, personal injury or other legal claims.

	In conducting its business, the Company faces the typical risks involved in construction-oriented businesses. These include the potential for product damage, personal injury, automobile accidents, breaches of contract, and other legal issues. The Company maintains product liability and automobile insurance. There can be no assurance that the Company will be able to obtain or maintain insurance on acceptable terms such that any insurance will provide adequate coverage against all potential liabilities.
A loss of insurance coverage or the assertion of a product liability claim would likely materially adversely affect the Company's business, financial condition and results of operations.

The Company may be subject to claims alleging infringement of the intellectual property rights of others.

	The Company is not aware of infringement on intellectual property or proprietary rights of others. However, it has not conducted any investigation as to possible infringement. In addition, it cannot be sure that a third party will not assert an infringement claim in the future, or if asserted, that it will be able to defend successfully against any such claim. Any such misappropriation or claim could have a material adverse effect on the Company's future financial results and/or its ability to operate its business.

Intense competition could impair the Company's financial condition and operations.

	Competition in the construction industry is intense. Within the paver installation business, the Company has experienced intense competition, affecting margins negatively, particularly in the state of Florida. Competition may become more intense as a result of the introduction of new competitors, consolidation, price discounting, and possibly weakening demand. Furthermore, to compete successfully, the Company must attract and retain a sufficient number of management, sales and technical personnel with high levels of relevant skills and meaningful experience. There can be no assurance that the Company will be able to attract and retain sufficient numbers of personnel as the need for such employees increases with the Company's anticipated growth, or maintain or improve its current position with respect to any of these or other competitive factors.

	In addition, many potential competitors have significantly greater financial, technical, marketing and other resources than the Company has. No assurances can be made that existing competitors or other companies will not provide products or services that could be more attractive to consumers or companies than those provided by the Company or that the Company we will be able to respond adequately to the competitive challenges it faces. If the Company is unable to respond adequately to competitive challenges or establish a sustainable competitive advantage, it may lose market share or be forced to lower prices to unprofitable levels.

New laws and regulations could negatively impact the industry, causing increased costs and decreased opportunities to earn revenue.

	The Company may face limits on its ability to conduct its business due to legal and regulatory constraints. These include, without limitation, securities, environmental, labor, and antitrust regulation, in addition to regulations applicable to businesses in general. The impact of regulatory scrutiny or constraints could negatively impair existing or future business. The lack of a prior public market for the Company's Common Stock and possible volatility of the market price for the Common Stock creates investment risk.

	The market price for the Company's common stock may fluctuate significantly in response to a variety of influences, including, without limitation: variations in quarterly operating results; changes in financial estimates by securities analysts; changes in market valuation of competitors or perceived competitors; changes in market valuation of companies in the concrete paver or architectural landscape and design industries; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; sales of the Company's securities, including short sales, or termination of stock transfer restrictions; and fluctuations in trading volume, which are particularly common among companies listed on the Over-the-Counter Bulletin Board. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices for securities generally. These factors could materially, negatively impact the liquidity and sales price of the Company's Common Stock. The Company cannot grant any assurance that the securities purchased in this Offering will not suffer extreme price fluctuations, or steep declines in liquidity or stock price, nor can there be assurance that the Company's stock will achieve the necessary volume or liquidity to permit ready sales at acceptable price levels.

Sales of the Company's Common Stock in the public market could impair the ability to complete successful financing efforts.

	The sale of shares of the Company's Common Stock in the public market could cause a reduction in the market price of its Common Stock. In addition, there is a limited trading market for the Company's Common Stock, and the Company has traded under the current name only since the closing of the Acquisition (see Item 1 herein) on December 17, 2001. Eventual sales by stockholders of the Company's Common Stock in the public market once transfer restrictions are lifted could materially adversely affect the prevailing market price for the Company's Common Stock. The sale or availability for sale of substantial amounts of the Company's Common Stock could adversely affect the market and price for the Common Stock. In addition to the number of shares of Common Stock currently outstanding, which may be available for future resale, the existence of a substantial number of derivative securities, such as options or warrants, may also adversely affect any market and price for the Company's Common Stock, the price for such stock. Furthermore, equity-based incentive compensation plans for employees may be adopted, beyond management's existing stock and option owners. These factors could impair its ability to raise capital through equity offerings. Any such sales could also materially adversely affect the market price for the Company's Common Stock or the ability of stockholders to sell their shares.

The Company may not be able to maintain its listing on the Over-the-Counter Bulletin Board.

	The Company's Common Stock is currently traded on the Over-the-Counter
Bulletin Board.   Although the Company believes that it will continue to meet the criteria necessary to maintain such listing, there can be no assurance that it will be able to do so. To the extent that the Company does not maintain such listing, investors will find it more difficult to dispose of, or to obtain accurate quotations as to the market price of, the Company's Common Stock. In addition, failure to maintain a listing for the Company's Common Stock may constitute an event of default under corporate agreements.
It also may make the Common Stock ineligible for use as, or make the Common Stock substantially less attractive as, collateral for loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets, or for issuance in future capital raising transactions. An investment in the Company must be considered to be speculative in nature. The Company cannot grant assurance that investors will realize a return on their investment or that its stockholders will not lose their investments in the Company in their entirety. In the event that the Company is forced to dissolve or commence insolvency proceedings, any proceeds from the liquidation of assets will be distributed to stockholders only after the satisfaction of the claims of creditors. The ability to recover all or any portion of an investment in the Company's capital stock will depend upon the amount of the dissolution proceeds.

The Company must comply with penny stock regulations.

	The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks."
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited and may decline further due to potential additional NASDAQ rules. The penny stock rules may render the sale of shares by a stockholder more difficult.
The Company's explanation of business plans and strategic goals should be considered forward-looking statements.

	Certain statements made herein are forward-looking statements and protected from liability by the safe harbor afforded for forward-looking statements established in the Private Securities Litigation Reform Act of 1995. Except for historical information contained herein, the statements in this document release are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause actual results in the future periods to differ materially from forecasted results. Words such as "anticipates", "believes", "forecasts", "plans", "hopes", "predicts", "prognosticates", and the like are meant to indicate that such statements are forward-looking and not historical in nature, and such statements contain inherent risks and uncertainties which render them capable of not being achieved. There can be no assurance that any forward-looking statement, goal or plan will be achieved.



PART I

Item 1. Description of Business.

	On July 22, 1999, the Company was incorporated under the laws of the State of Nevada under the name Power Save International, Inc. On August 26, 1999, it changed its name to Interactive Music, Inc.

	In the Fall of 1999, the Company decided to focus on the sale of consumer goods through the Internet. On December 15, 1999, the Company acquired zebramart.com, Inc., a Georgia corporation, for 300,000,000 shares of the Common Stock in a pooling of interests transaction. On December 22, 1999, the Company changed its name to zebramart.com, Inc.

	On March 6, 2000, the Company acquired Royal Acquisitions, Inc., a Nevada Corporation, for $200,000 and 2,000,000 restricted shares of the Common Stock. The transaction was recorded as a purchase.

	On May 24, 2000, the Company acquired MyFavoriteShoe.com, Inc. ("MFS"), an Internet shoe company, for 60,232,519 shares of the Common Stock in a pooling of interests transaction. On September 8, 2000, MFS sold its Internet shoe operations for consideration that included cash and the assumption of some liabilities. Assets sold included inventory and various MFS records and intellectual property.

	On September 13, 2000, the Company purchased a 30% interest in Cottage Ventures, LLC, for 30,000,000 reverse split adjusted shares of the Common Stock. The Company remained in the development stage since its activities from inception were primarily start-up operations in nature, with no significant revenues generated. The development strategy was focused on acquiring and growing companies that have the potential to become leaders in their respective fields.

	During 2001, the Company announced that it had changed its core focus from Internet related ventures to become a communications infrastructure company. To accomplish this end, the Company divested itself of all of its operating subsidiaries, and had no business operations remaining by the Fall of 2001.

	On October 11, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire (the "Acquisition") all of the issued and outstanding common stock of five companies in the concrete paver installation, design and marketing industry. The five companies included The Paving Stone Co., Inc., a Florida corporation, The Paving Stone Company of California, Inc., a California corporation, The Paving Stone Company of Arizona, Inc., an Arizona corporation, Paving Stone of Nevada, Inc. a Nevada corporation, and Paving Stone Company of Atlanta, Inc., a Georgia corporation (collectively, the "Paving Stone Companies").

	Each of the entities comprising the Paving Stone Companies had its headquarters in Pompano Beach, Florida, and was solely owned by Maurice F. Sigouin. Mr. Sigouin founded the first of the five companies, which was The Paving Stone Co., Inc. of Florida in Pompano Beach, Florida in 1990. By 2001, the five companies had seventeen offices in eight states.

	Under the Agreement, the Company was to acquire the Paving Stone Companies for a total of 20,000,000 shares of its Common Stock, of which 16,040,000 shares would be issued to: Mr. Sigouin, the sole shareholder of the Paving Stone Companies, 1,320,000 shares would be issued to Jace Simmons, an officer of the Paving Stone Companies, and 2,640,000 shares would be issued to consultants providing services to the Paving Stone Companies before and after the transaction. In exchange, Mr. Sigouin exchanged all of the outstanding common shares of the five Pawing Stone Companies. The Paving Stone Companies also were required to pay cash in the amount of $30,000, which was to be used to pay off existing liabilities of the Company.

	The Acquisition was contingent a number of events, including, without limitation, the successful completion of due diligence by both sides, the settlement or satisfaction of all liabilities of COTF, the effectuation of a reverse stock split of the common stock of the Company's Common Stock sufficient to reduce the number of issued and outstanding shares of common stock to approximately 2,000,000, and the receipt of all necessary approvals to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000, and to change the Company's name to "Paving Stone Corporation." The Company obtained necessary approvals, and filed an information statement with the Securities and Exchange Commission on Form 14C in November 2001.

	On December 17, 2001, the Acquisition closed, causing a change in control of the Company. Most of the conditions and deliveries were met with additional conditions to be completed subsequent to the closing. After the Company's charter was amended to change the Company's name to Paving Stone Corporation, the trading symbol for the Company's Common Stock was changed from "COTF" to "PVNG."

	In connection with the Acquisition, Daniel J. Mackell and Sean M. Daly resigned from the board of directors. Mr. Sigouin was elected a director and Chairman of the board of directors and Mr. Simmons was elected a director. Under the Agreement, Messrs. Mackell and Daly each retain the right to designate a member of the board of directors of the Company, and Mr. Sigouin has the right to appoint five members to the board of directors. To date, no board members other than Messrs. Sigouin and Simmons have been appointed.
The Acquisition was treated for accounting purposes as a purchase transaction. The Company acts as a holding company. Each of the Paving Stone Companies forms a wholly-owned, operating subsidiary of Paving Stone Corporation.

	The Paving Stone Corporation, through its subsidiaries, engages in the business of marketing and installing concrete, interlocking pavers. It designs and installs pavers in both commercial and residential markets.
Pavers are interlocking bricks used in driveways, pool decks, gardens, and retaining walls. Larger commercial applications include office buildings, high-rises, hotels, ports, sports complexes, streets, and even airport runways.

	Made in a range of styles, designs and colors, pavers create decorative, appealing, durable, and environmentally sound ground coverings. They offer many pragmatic, economic, and aesthetic benefits, especially when compared with alternative landscape architecture products, such as concrete pavement, clay, asphalt, stone, or traditional bricks. Able to bear tremendous weight and pressure, pavers are strong, durable, and weather resistant. They have wide-ranging decorative uses, creating beautifully designed homes, landscapes, and commercial areas. Environmental advantages result from the use of pavers, too, since they permit water drainage and recycling. If desired, paving systems can be installed in a manner that permits perculation of water between pavers, allowing water to return to the ground.

	The Company has won awards for the quality of its work from the nonprofit trade organization, Interlocking Concrete Pavement Institute ("ICPI"). Manufacturing companies, home improvement resellers, and large, publicly held general contractors, have recommended the Company for installation of large commercial and individual residential projects involving interlocking pavers.

	Established a decade ago with two employees, the Company has grown to approximately one hundred employees located in seventeen offices nationwide. In addition to eight offices throughout Florida, the Company operates in Alabama, Arizona, California, Georgia, Nevada, North Carolina, Tennessee, Texas, and the Carolinas.

	The Company does not intend to send an annual report to its shareholders for the year ended December 31, 2001. It has filed all required reports on Forms 10-Q and 8-K for the year ended December 31, 2001. The public may read and copy any materials filed with the Securities and Exchange Commission at the agency's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The SEC maintains an Internet site that contains the Company's reports, proxy and information statements, filings and other information at http://www.sec.gov.

Item 2 Description of Properties

	The Company's main office is located in Pompano Beach, Florida. The office is occupied pursuant to a lease with monthly lease payments of approximately $7,000. The Company is party to an additional thirteen leases for office space in each of the primary branch locations in which it conducts operations.

Item 3. Legal Proceedings.

	The Company knows of no material legal proceedings at this time. Periodically, the Company becomes party to legal claims that arise in the ordinary course of business.

	During the year ended December 31, 2001, a subsidiary of the Company was party to an arbitration proceeding arising from the sale of an affiliated entity. The matter was resolved in favor of the Company's subsidiary for a total of $326,000, plus fees. Of this amount, approximately $274,000 has been tendered. Efforts are underway to effectuate enforcement or collection of the remaining amounts.

Item 4. Submission of Matters to a Vote of Security Holders.

	As reported on a Form 14C filed with the Securities and Exchange Commission on October 25, 2001, and amendments thereto, filed on November 15, 19, 21 and 26, 2001, a majority of the shareholders voted to amend the Company's charter to increase the number of authorized shares of Common Stock to 150,000,000 and to change the name of the Company to Paving Stone Corporation, in connection with the Acquisition (see Item 1). The affirmative vote of the holders of a majority of the outstanding shares of the Company was required to approve these amendments. The holders of 100,226,966 shares, or 59% of the Company's then-outstanding shares, acted via written consent on or about October 9, 2001, to vote in favor of the amendments. At the time of the vote the Company had 169,015,471 shares of common stock outstanding. There was no vote by the shareholders of the Company because the amendments were approved by the written consent of the holders of a majority of the shares of the Company, as allowed by Nevada law, under NRS Section 78.320. The changes were effective on or about December 17, 2001.

	As previously reported on a Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2001, on December 7, 2001, the board of directors of the Company voted to approve a reverse stock split in which every one hundred and thirty-three (133) shares of common stock was to be exchanged for one (1) share of common stock of the Registrant. Any fractional shares were to be rounded up to the nearest whole share. The reverse split was effective as of the close of business on December 17, 2001.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters.

	As of December 31, 2001, the Company's authorized capital stock consisted of 150,000,000 shares of common stock, par value $0.00001 per share, of which approximately 2,260,083 were issued and outstanding. The Company had approximately 457 holders of record of Common Stock as of December 31, 2001. Prior to the reverse stock split described in Item 4 above, the Company had outstanding options and warrants to purchase shares of Common Stock at pre-reverse split prices ranging from $0.076 to $1.20.

	The Common Stock of the Company has been traded in the over-the-counter Bulletin Board ("OTCBB") market since September 1999 and is quoted on the OTCBB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "PVNG". The high and low sales prices of the common stock, as traded in the OTCBB market, on December 31, 2001, were both approximately $1.45. The quarterly range of high and low prices for the past two years were as follows:


                         Sale Prices

                       High        Low

Ended December 31, 2000

1st Quarter           4.60        0.90
2nd Quarter           1.26        0.14
3rd Quarter           0.34        0.07
4th Quarter           0.08        0.01


Ended December 31, 2001*

1st Quarter           0.93		3.99
2nd Quarter           0.27		1.20
3rd Quarter           0.28		3.86
4th Quarter           0.93		8.65

*Adjusted for 133:1 reverse stock split effected at the close of business on December 17, 2001.

	These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.

	The Company paid no dividends on its Common Stock as of December 31, 2001. The Company intends to retain earnings and does not intend to pay a dividend on its Common Stock for the foreseeable future.
As indicated in Item 4 above, the board of directors of the Company voted to approve a reverse stock split in which every one hundred and thirty-three (133) shares of common stock was to be exchanged for one (1) share of common stock of the Registrant. Any fractional shares were to be rounded up to the nearest whole share. The reverse split was effective as of the close of business on December 17, 2001.

	Between June 2000 and October 2000, the Company sold in private sales a total of 5,452,598 shares of the Common Stock for total cash consideration of $327,500. In the fourth quarter of 2000, the Company sold 1,021,034 shares of Common Stock for the settlement of debts and the purchase of debts of our subsidiaries totaling $207,800. The Company believed that the stock was exempt from registration under the Securities Act of 1933, as amended.

	During the first quarter of 2001, the Company issued 8,760,000 pre-split shares of common stock to purchase $306,929.10 in debt of MyFavoriteShoe.com. The Company also issued 119,953 pre-split shares to settle a dispute with a former consultant. During the second quarter of 2001, the Company issued 5,338,933 pre-split shares of common stock to settle accounts payable of $32,034. On September 30, 2001 the Company sold 1,700,000 pre-split shares of common stock to Stony Point Capital, LLC, a party unrelated to the Company, for $50.00 and advisory services. On October 17, 2001, the Company issued 10,107,500 pre-split shares of common stock to Joseph J.T. Carter in a conversion of a convertible note for $9,000. Between November 2001 and December 2001, the Company sold 26,343,483 pre-split shares of Common Stock for the settlement of debts and the purchase of debts totaling $271,852. The Company believed that the stock was exempt from registration under the Securities Act of 1933, as amended.

	On December 14, 2001, the Company, prior to the Acquisition (see Item
1), registered 16,226,000 shares of common stock at a price of $.01 per share, on a Form S-8. These shares were issued to pay for services of members of management and counsel prior to the Acquisition.

	Subsequent to the fiscal year end, on April 12, 2002, the Company sold four million (4,000,000) shares of Common Stock and warrants to purchase one and one half million shares (1,500,000) of Common Stock, to an investor, in exchange for consideration equivalent to one million dollars ($1,000,000 U.S.D.) The Company believes that the sale of the Common Stock was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder by the Securities and Exchange Commission.

Item 6. Management's Discussion And Analysis Or Plan Of Operation.

OVERVIEW

	The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	We opened our first office in 1990 in Florida and proceeded to open six more offices in Florida through the year 2000. In 1999, we opened our first two offices outside of Florida, in Georgia and Arizona. In 2000, we opened two more offices, in Nevada and Alabama.

	In 2001, we continued our aggressive national expansion by opening three offices in Northern California, including our first remodeling office as described below. In addition, we opened offices in Destin, Florida; Houston, Texas; and Myrtle Beach, South Carolina. The total number of offices nationwide increased 55%, from 11 to 17, during 2001. As a result of higher revenues per square foot, we expect these new offices to generate significant margin improvements and profits in 2002.
Our core offices in Florida, Georgia, Arizona and Nevada were profitable in 2001 as shown below and we expect these offices to achieve even higher profits in 2002 due to our aggressive sales and marketing efforts.

	One of our new California offices, which opened in March 2001, reflects our formal entry into the homeowner remodeling business. From this office, we market directly to the homeowner, as opposed to builders and developers, using direct mail campaigns, and by advertising in upscale home magazines and home shows. Our new remodeling office in California recorded $468,034 in revenues in 2001 and we are projecting substantial increases in 2002 revenues and profit margins.

	Our gross margins increased in 2001 over 2000, largely due to improvements in our core office margins along with our continued expansion into new higher margin areas, as follows:

                                 2001      2000    1999

Core Office Margins              18.4%   16.8%     14.0%
Expansion Office Margins     	   27.0%   29.0%      N/A
Total Margins                    19.1%   18.5%     14.0%

	Note that expansion offices reach maturity after 12 to 18 months and then are considered core offices.
On December 17, 2001, as a result of the acquisition by Cottage Investments, Inc., we incurred a one time non-cash charge of $5,187,600, which reflects the then-current market value of restricted common shares, issued to officers, directors and advisors. Earnings before interest, taxes, depreciation and amortization (EBITDA) excluding this non-cash charge was ($260,673) in 2001 broken down as follows:

2001 EBITDA

Expansion Offices in California, Texas
Florida Panhandle and South Carolina	($653,797)

Core offices in Florida, Georgia,
Arizona and Nevada 				 $393,124

Total EBITDA, excluding the
non-cash charge per above			($260,673)


	On April 12, 2002, we raised, through the sale of equity, consideration equivalent to one million dollars ($1,000,000
U.S.D.) The use of proceeds will reduce accounts payable and fund continued expansion. As needed, we plan to raise additional capital in the future to finance growth both internally and through acquisitions.

	We recently signed an agreement with a large national home improvement retailer to provide installation services to its customers throughout Florida. Once implemented over the next several months, we expect this to result in significant increases in sales, gross margins and profitability. We plan to expand the scope of these installation services for this retailer to several states.

FINANCIAL CONDITION

	Total assets as of December 31, 2001 were $6,940,390, an increase of 20.7%, or $1,189,337, from total assets of $5,751,053 at December 31, 2000. The increase is primarily attributable to the opening of 6 new offices in California, Texas, Florida panhandle and South Carolina.

	Current liabilities increased by $2,330,497 from $4,455,171 at December 31, 2000 to $6,785,668 at December 31,
2001. The increase is partially attributable to increased borrowings under our line of credit of $833,071 which were used to help finance our expansion. In addition, a long-term note payable to stockholder of $313,730 at December 31, 2000 became current during 2001. And lastly, accounts payable and accrued expenses increased by $810,024 from December 31, 2000 to December 31, 2001, primarily due to the opening of 6 new offices Stockholder's equity decreased from $925,709 at December
31, 2000 to $14,368 at December 31, 2001, a decrease of $911,341. The decrease is primarily attributable to a net operating loss (before the one time cash charge described above) of $513,080 in 2001, along with stockholder distributions of $354,192 prior to the company switching from an "S" corporation to a "C" corporation.

RESULTS OF OPERATIONS

	Revenue increased by 24.6%, or $6,279,063, for the twelve-month period ended December 31, 2001 as compared to the same period for the prior year. The increase was partially due to the opening of 6 new offices during 2001 in California, Texas, Florida panhandle and South Carolina. 2001 sales in these new offices totaled $2,523,165. In addition, sales in our core offices in Florida, Georgia, Arizona and Nevada. increased by $3,755,898 in calendar 2001 over 2000. The Georgia, Arizona and Nevada offices were considered expansion offices in 2000.

 	Cost of goods sold increased $4,912,857 for the twelve-month period ended December 31, 2001, compared with the same period for the prior year. The increase parallels the revenue increase.

	Selling, general and administrative expenses increased by $2,034,628 to $6,409,656 for the twelve-month period ended
December 31, 2001. The increase is primarily attributable to the opening of 6 new offices described above.

	We incurred a net loss of $5,700,680 for the twelve months ended December 31, 2001, compared with net income of $224,900 for the twelve months ended December 31, 2000. The decrease in net income of $5,925,580 was primarily due to the one time non-cash charge of $5,187,600 as a result of our acquisition by Cottage Investments, Inc, based on the then current market value of shares issued to officers, directors and advisors. In addition, our 6 new expansion offices lost $655,055, which was offset by net income of $141,975 in our core offices.
LIQUIDITY AND CAPITAL RESOURCES

	During the twelve-month period ended December 31, 2001, operating activities consumed $531,000 of cash as compared to $1,184,985 for the same period for the prior year. The primary reason for the decrease was improved cash flow generated from our core offices. Sources of funding primarily came from increases in our line of credit facility totaling $833,271 along with stockholder loans of $146,314. On March 4, 2002, we obtained another increase in our line of credit of $250,000, from $2,250,000 to $2,500,000. We are currently in discussions with our lender for yet another increase of up to $500,000.

	On April 12, 2002, we raised, through the sale of equity, consideration equivalent to one million dollars ($1,000,000 U.S.D.). The proceeds from this equity raise and the recent line of credit increase will be used to fund expansion and working capital needs.

	We continue to monitor our cash situation very closely and continue to pursue additional equity funding with private investors and institutions.

Item 7.  Financial Statements.

	The financial statements and audit report of the Company's independent auditors are attached as an exhibit to this Report (see Item 13). In addition, the managements' discussion and analysis discusses the financial condition of the Company (see Item 6).

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

	On December 17, 2001, after the Acquisition (see Item 2), the board of directors of the Company dismissed the Company's independent auditors, Tauber & Balser, P.C. ("Tauber"). Tauber did not have any disagreement with the Company which caused the dismissal of Tauber or the change in independent auditors. Tauber's report on the financial statement of the Company for either of the past two years did not contain any adverse opinion or any disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports for the years ended December 31, 2000 and December 31, 1999 each contained a qualification as to the Company's ability to continue as a going concern.
Such qualification had no bearing on the decision of the board of directors of the Company's to dismiss Tauber as its independent auditor on December 17, 2001. During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of Tauber as independent auditors, there were no disagreements with Tauber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope; accordingly, there was no disagreement, which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report for such periods, or which would have caused the board of directors of the Company to discuss any disagreements with the former auditors.

	The newly elected board of directors of the Company, upon the Acquisition (see Item 1), recommended the retention of the new auditors. The new auditors, Weinberg & Company, P.A. ("Weinberg"), were engaged on December 18, 2001. Weinberg had previously been the auditors of the Paving Stone Companies (see Item 1), which are now the subsidiaries of Paving Stone Corporation, for the years ended December 31, 1999 and December 31, 2000. The new auditors are authorized to discuss any matters with the old auditors, without any limitation whatsoever, and the Company has authorized the former auditors to respond fully to any inquiry of the successor auditors. The board of directors of the Company does not have an audit committee. The board of directors of the Company recommended and approved the decision to dismiss Tauber as independent auditors of the Company and to engage Weinberg as independent auditors of the Company.

	During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Tauber as independent auditors, at no point did the former auditors advise the Company that (a) the internal controls necessary for the Company to develop reliable financial statements did not exist; (b) information had come to the auditors' attention that led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management; (c) (1) of the need to expand significantly the scope of its audit, or that information has come to the auditor's attention during the time period covered by Item 304(a)(1)(iv), that if further investigated may
(i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and (2) due to the auditors' dismissal, or for any other reason, the auditor did not so expand the scope of its audit or conduct such further investigation; or (d) (i) information had come to the auditors' attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) due to the auditors' dismissal, or for any other reason, the issue has not been resolved to the auditors' satisfaction prior to its dismissal.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons.

	Upon consummation of the Acquisition on December 17, 2001 (see Item 1 above), all of the directors of the Company resigned. The resignations did not result from any disagreement with PVNG or its management. In accordance with the Acquisition Agreement (see Item 1 above), Maurice F. Sigouin was appointed Chairman of the board of directors, and Jace Simmons was appointed a director. Mr. Sigoiun retains the right to appoint five (5) directors, and two former directors, Sean Daly and Daniel J. Mackell, retain the right to designate two directors. No additional directors have been appointed to date.

	Terms for the following directors of the Company last until the Company's next stockholders' meeting and until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. Below is a description of the Company's directors and officers.

	Maurice F. Sigouin, 51, was the sole shareholder and founder of the Paving Stone Companies, where he served as their Chief Executive Officer, President, and Chairman of the Board of Directors. Born in Montreal, Canada, in 1951, Mr. Sigouin graduated from the University of Quebec at Montreal in 1972 with a degree in Physical Education. Since 1975, Mr. Sigouin has been employed in the construction industry. In 1990, Mr. Sigouin organized the Paving Stone Company of Florida, Inc. During the 1990s, Mr. Sigouin expanded the business to new locations in Florida, and later added additional offices in other states. Upon consummation of the Acquisition, Mr. Sigouin was appointed to serve as President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant and received 16,040,000 shares of the common stock of the Registrant.

	Jace Simmons, 45, served as the Vice President and Chief Financial Officer of The Paving Stone Co., Inc. of Florida. Upon consummation of the Acquisition, he was appointed the Executive Vice President, Chief Financial Officer, and a Director of the Company. In 1978, Mr. Simmons graduated from the University of Texas at Austin with a Bachelors of Business Administration in Accounting. He earned his certified public accounting license shortly thereafter. Upon graduating from college, Mr. Simmons joined Arthur Andersen and Company, a nationally recognized, "Big 5" accounting firm. He spent five years working as a public auditor, during which time he participated in several SEC engagements and developed auditing and accounting expertise. From May 1983 to March 2000, Mr. Simmons served as Chief Financial Officer at three separate divisions of Coldwell Banker Real Estate Company, a subsidiary of Cendant. From April 2000 to May 2000, Mr. Simmons acted as an independent consultant. In June 2000, Mr. Simmons joined The Paving Stone Co., Inc. as its Chief Financial Officer. In connection with the Acquisition, Mr. Simmons will receive 1,320,000 shares of common stock of the Registrant.

	Daniel J. Mackell, 44, was appointed a director of the Company on August 7, 2000, and resigned from the board of directors on December 17, 2001 in connection with the Acquisition (see Item 1 above.) During his tenure, Mr. Mackell served as Chairman of the Board, Chief Executive Officer and President of the Company. In 1999, Mr. Mackell served as Chief Executive Officer and Chief Financial Officer of iBasix.com. Prior to that, from 1987 to 1999, Mr. Mackell was an investment banker at Donaldson, Lufkin & Jenrette, including serving as the head of the Building Products Group. Mr. Mackell has completed more than five billion dollars in financings, including a dozen initial public offerings. Mr. Mackell has acted as an advisor to industrial companies in financings and in merger and acquisition transactions. Mr. Mackell has a B.A. degree in Economics from Georgetown University, an M.A. degree in Economics from New York University, and an M.B.A. degree from the Wharton School of the University of Pennsylvania.

	Sean M. Daly, 44, was appointed a director of the Company on May 24, 2000, and resigned from the board of directors on December 17, 2001 in connection with the Acquisition (see Item 1 above.) Mr. Daly was appointed as a director of the Company as a result of the acquisition of MyFavoriteShoe.com. On July 14, 2000, he was appointed the Secretary of the Company. Mr. Daly also currently serves as the President of Tower Hill Holdings, a New York based private investment company. Prior to his current activities, he worked in various brokerage firms, including Morgan Stanley and Dillon Read, where he was a Senior Vice President.

	None of the Company's directors or officers have had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of the Company's directors or officers have been convicted in any criminal proceeding, nor are they subject to any pending criminal proceeding. None of the Company's directors or officers are subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. None of the Company's directors or officers have been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission, or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated. None of the Company's directors or officers is a member of the board of directors of any other company.

Item 10. Executive Compensation.

TABLE: SUMMARY COMPENSATION

	The following table contains information regarding the compensation for services rendered by the current officers and directors of the Company. Currently, the Company has two officers and two directors.

				SUMMARY COMPENSATION TABLE

					Annual Compensation

Name and Position 	Fiscal Year		Salary	Bonus		Other Compensation

Maurice Sigouin,
CEO, Chairman,
President			2001			$180,000(1)	$0		$44,000(2)
				2000			$180,000(1)	$0		$40,000(2)

Jace Simmons,
CFO, Director		2001			$130,000	$0		$0
				2000			$75,833(3)	$0		$0

Daniel J. Mackell,
resigned CEO		2001			$0 		$0 		$0 (4)
				2000			$0		$0 		$100,000 (6)

David W. Kenner,
resigned CEO		2001			$0		$0		$0
				2000			$42,000	$0		$0

William G. Head,
resigned CEO		2001			$0		$0		$0
				2000			$60,000	$0		$0

Sean W. Daly,
resigned secretary	2001			$0		$0		$0
				2000			$0		$0		$0
William Stilley,
resigned interim CFO	2001			$24,000 (10)$0		$0
				2000			$30,000	$0		$0


******************************

						Long-term Compensation

							Awards					Payouts

Name and Position		Fiscal Year		Restricted		Securities
							Stock Awards	Underlying 		LTIP Payouts
										Options/SARs
Maurice Sigouin,
CEO, Chairman,
President				2001			0 			0			0
					2000			0			0			0
Jace Simmons,
CFO, Director			2001			0			0			0
					2000			0			0			0

Daniel J. Mackell,
resigned CEO			2001			77,500 (5)		0			0
					2000			0			4,000,000 (7)	0

David W. Kenner,
resigned CEO			2001			0			0			0
					2000			0			24,970,087 (7)	0

William G. Head,
resigned CEO			2001			0			0			0
					2000			0			125,000 (8)		0

Sean W. Daly,
resigned secretary		2001			0			85,500 (9)		0
					2000			0			10,300,00 (7)	0

William Stilley,
resigned interim CFO		2001			0			0			0
					2000			0			0			0



								All Other Compensation
Name and Position			Fiscal Year

Maurice Sigouin,
CEO, Chairman,
President				2001				0
					2000				0

Jace Simmons,
CFO, Director			2001				0
					2000				0

Daniel J. Mackell,
resigned CEO			2001				0
					2000				0

David W. Kenner,
resigned CEO			2001				0
					2000				0

William G. Head,
resigned CEO			2001				0
					2000				0

Sean W. Daly,
resigned secretary		2001				0
					2000				0

William Stilley,
resigned interim CFO		2001				0
					2000				0

(1)	Prior to the Acquisition, Mr. Sigouin received wages of $36,000 per year on a W2 and capital distributions from the "S" corporations of $144,000.

(2)	 Mr. Sigouin received reimbursement of certain expenses,
including automobile expenditures and travel related expenses.

(3)	Mr. Simmons joined the Company in June, 2000.

(4)	Mr. Mackell served as Chief Executive Officer of the Registrant prior to the Acquisition (see Item 1). Mr. Mackell forgave his deferred cash salary of $100,000 for the year ended December 31, 2001 prior to the Acquisition.

(5)	Mr. Mackell was awarded 77,500 shares of common stock on or about
December 14, 2001 prior to the Acquisition (see Item 1). This amount takes into account the 133:1 reverse stock split effected on December
17, 2001.

(6)	This constitutes deferred salary for a partial year of
employment.

(7)	These options were subsequently canceled.  The amount of shares exercisable takes into account the 2:1 reverse stock split that occurred on August 16, 2000, but not the 133:1 reverse stock split that became effective on December 17, 2001.

(8)	These subsequently expired unexecuted. The amount of shares
exercisable takes into account the 2:1 reverse stock split that occurred on August 16, 2000, but not the 133:1 reverse stock split that became effective on December 17, 2001.

(9)	Tower Hill Holdings, Inc., a corporation for which Mr. Daly
serves as President, was awarded 85,500 shares of common stock on or about December 14, 2001 prior to the Acquisition (see Item 1). This amount takes into account the 133:1 reverse stock split effected on December 17, 2001.

(10)	Mr. Stilley served as Interim Chief Financial Officer of the
Company until he resigned on May 1, 2001. A corporation that is wholly owned by Mr. Stilley and his wife was engaged by the Company to provide consulting services between May 1, 2001 and December 17, 2001.

	The Company has entered into employment agreements with each of the officers of the Company. The agreements call for the payment of set salaries, in addition to cash bonuses and certain benefits, as well as options to purchase additional shares of the common stock of the Company.

	All current directors are also employees of the Company. Directors receive no compensation for their service as members of the board of directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	The following chart reflects the ownership of management and certain beneficial owners who own five percent or more of any class of securities of the Registrant after the change of control event described in Item 1.

Title			Name and Address	Amount and		Percent of Class
			of Beneficial	Nature of
			Owner			Beneficial Owner
----------------------------------------------------------------------
Common Stock	Maurice F.			16,040,000	72.91
			Sigouin, 1760
			N.W. 22nd Court,
			Pompano Beach,
			FL 33069

Common Stock	Jace Simmons		 1,320,000	6.0
			1760 N.W. 22nd
			Court, Pompano
			Beach, FL 33069
-----------------------------------------------------------------------

(1)	Under the Agreement, Mr. Sigouin is to receive 16,040,000 restricted
Shares of Common Stock of the Company due to the Acquisition (see
Item 1).  The shares have not yet been issued.

(2)	Under the Agreement, Mr. Simmons is to receive 1,320,000 restricted
Shares of Common Stock of the Company due to the Acquisition (see
Item 1).  The shares have not yet been issued.

Item 12. Certain Relationships and Related Transactions.

	The Company is party to two lease agreements for offices located in Pompano Beach, Florida and Vero Beach, Florida with Paving Stone Properties, Inc., of which Maurice F. Sigouin is the sole shareholder. In addition, the Company is a co-borrower with Paving Stone Properties, Inc., on a loan secured by the real property constituting the aforementioned offices in Pompano Beach and Vero Beach.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit 2: Acquisition Agreement (see Item 1): See Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2001 and exhibits thereto, which are incorporated herein by reference.

Exhibit 16: Letter regarding change in accountants (see Item 8): See Reports on Forms 8-K, 8-K/A, and 8-K/A2, filed with the Securities and Exchange Commission on January 4, January 22, and March 28, 2002, respectively, and exhibits thereto, which are incorporated herein by reference.

Exhibit 22: Report on matters submitted to vote (see Item 4): See Form 14C, filed with the Securities and Exchange Commission October 25, 2001, and amendments thereto, filed on November 15, 19, 21 and 26, 2001, which are incorporated herein by reference.

Exhibit 99. Audit Report and Financial Statements, annexed hereto.


(b) Reports on Form 8-K

The Company filed with the Securities and Exchange Commission the following current reports on Form 8-K during the fourth quarter of 2001:

Form 8-K, filed on October 17, 2001, regarding the Acquisition and Agreement (see Item 1 above).

Form 8-K, filed on December 11, 2001, regarding the reverse stock split (see
Item 4 above).

Subsequent to year end, the Company filed with the Securities and Exchange Commission the following current reports on Form 8-K regarding events that occurred during the fiscal year ended December 31, 2001:

Form 8-K, filed on January 4, 2002, regarding the change in control and change of outside auditors in connection with the Acquisition (see Item 1 above).

Form 8-K/A, filed on January 22, 2002, regarding the change in control and change of outside auditors in connection with the Acquisition (see Item 1 above).

Form 8-K/A2, filed on March 28, 2002, regarding the change in control and change of outside auditors in connection with the Acquisition (see Item 1 above).


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

						PAVING STONE CORPORATION

Dated: April 15, 2002			By: /s/ Maurice F. Sigouin

						Maurice F. Sigouin, Chairman of
						the Board of Directors, Chief
						Executive Officer and President


Dated: April 15, 2002			By: /s/ Jace Simmons

						Jace Simmons, Executive Vice
						President-Finance, Chief Financial
						Officer, and Director