Form 10-Q
period 2002-03-31
PAVING STONE CORP
filed 2002-05-15
CIK 1109749

UNITED STATES

		SECURITIES AND EXCHANGE COMMISSION

		    Washington, D.C. 20549


			  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

		   PAVING STONE CORPORATION

	(Exact name of registrant as specified in its charter)

          NEVADA 	       	000-30051 		88-0443120

(State of incorporation) (Commission File No.) (I.R.S. Employer ID No.)

		1760 N.W. 22nd Court, Pompano Beach, FL 33069

		(Address of principal executive offices)

				(954) 971-3235

			(Registrant's telephone number)

			   Cottage Investments, Inc.

			  (Registrant's Former Name)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 14, 2002, 24,012182 shares of the Registrant's common stock were issued and outstanding.

Through out this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.


PART I: FINANCIAL INFORMATION.

Item 1. Financial Statements.




PAVING STONE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 (CONSOLIDATED)
AND 2001 (COMBINED)

PAVING STONE CORPORATION AND SUBSIDIARIES

CONTENTS

PAGE 1
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED)
AND DECEMBER 31, 2001 (AUDITED)

PAGE 2
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED) AND 2001 (COMBINED) (UNAUDITED)

PAGES 3 - 4
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED) AND 2001 (COMBINED) (UNAUDITED)

PAGES 5 - 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2002


			PAVING STONE CORPORATION AND SUBSIDIARIES
				CONSOLIDATED BALANCE SHEETS

ASSETS
						March 31, 2002 	December 31, 2001
						(Unaudited)

CURRENT ASSETS
Cash						$155,206 	$35,439
Accounts receivable-
net of allowances				4,630,612 	5,568,321
InventorieS					37,065 		37,065
Prepaid expenses				11,584 		83,945
Rebate receivable				330,438 	330,438
Other receivables				40,245 		-
Advance to related party			44,219 		18,736
Costs in excess of billings
on uncompleted contracts			226,381 	504,536
Total Current Assets				5,475,750 	6,578,480

PROPERTY AND EQUIPMENT - NET			293,455 	306,040

OTHER ASSETS
Security deposits and other assets-
net of amortization				96,140 		39,553
Other loans / advances receivable		23,317 		16,317
Total Other Assets				119,457 	55,870

TOTAL ASSETS					$5,888,662 	$6,940,390


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Cash overdraft					$80,862 	$326,936
Accounts payable and
accrued expenses				3,073,683 	3,527,040
Customer deposits payable			-    		83,641
Billings in excess of cost
on uncompleted contracts			155,887 	178,976
Note and capital lease obligation
payable - current portion			10,513 		33,111
Notes payable - stockholder			401,567 	395,693
Lines of credit					2,490,363 	2,240,271

Total Current Liabilities			6,212,875 	6,785,668


LONG TERM LIABILITIES
Note and capital lease
obligation payable				93,883 		76,001
Notes payable - stockholder			65,319 		64,353
Total Long-Term Liabilities			159,202 	140,354

TOTAL LIABILITIES 				6,372,077 	6,926,022


STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.00001 par value,
50,000,000 shares authorized,
2,260,083 shares issued
and outstanding					23 		23
Common stock to be issued,
19,742,099 shares				197 		197
Additional paid-in capital			5,242,603 	5,242,603
Accumulated deficit				(5,726,238)	(5,228,455)


TOTAL STOCKHOLDERS' EQUITY
(DEFICIENCY)					(483,415)	14,368


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)				$5,888,662 	$6,940,390



			PAVING STONE CORPORATION AND SUBSIDIARIES
				STATEMENTS OF OPERATIONS
		FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED)
				AND 2001 (COMBINED)
					(UNAUDITED)

					For the Three	For the Three
					Months Ended	Months Ended
					March 31, 2002	March 31, 2001
					(Consolidated)	(Combined)

NET SALES				$7,063,378 	$6,652,082

COST OF SALES				5,485,578 	5,574,295

GROSS PROFIT				1,577,800 	1,077,787

OPERATING EXPENSES
Selling, general and administrative	2,038,591 	1,372,800
Total Operating Expenses		2,038,591 	1,372,800


LOSS FROM OPERATIONS			(460,791)	(295,013)

OTHER EXPENSES
Interest expense			36,992 		37,873
Other expense				-    		1,228
Total Other Expense			36,992 		39,101

NET LOSS				$(497,783)	$(334,114)

Net loss per share-
basic and diluted			$(0.02)		$(0.02)

Weighted average shares
outstanding during the period -
basic and diluted			22,002,182 	16,040,000


		PAVING STONE CORPORATION AND SUBSIDIARIES
			STATEMENTS OF CASH FLOWS
	FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED)
			AND 2001 (COMBINED)
				(UNAUDITED)


					For the Three	For the Three
					Months Ended	Months Ended
					March 31, 2002	March 31, 2001
					(Consolidated)	(Combined)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)			$(497,783)	$(334,114)
Adjustments to reconcile net
income (loss) to net cash used
in operating activities:
Depreciation and amortization		33,271 		26,673
Provision for doubtful accounts		-    		291,213
Changes in operating assets
and liabilities:
(Increase) decrease in:
Accounts receivable			897,464 	415,797
Prepaid expense				72,361 		6,238
Rebate receivable			-    		(22,101)
Security deposits and other assets	(56,587)	(67,337)
Costs in excess of billings on
uncompleted contracts			278,155 	(464,794)
Increase (decrease) in:
Accounts payable and
accrued expenses			(446,517)	108,063
Cash overdraft				(246,074)	-
Billings in excess of cost
on uncompleted contracts		(23,089)	-
Customer deposits payable		(83,641)	-
Net Cash Used In
Operating Activities			(72,440)	(40,362)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,686)	(4,3814)
Other loans / advances receivable	(7,000)	-
Net Cash Used In Investing
Activities				(27,686)	(4,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital
lease obligation			(43,719)	-
Advances from related parties		(25,483)	(19,206)
Payments on note payable		39,003 		(21,134)
Proceeds from lines of credit		250,092 	354,955
Distributions to stockholders		-    		(153,737)
Net Cash Provided By
Financing Activities			219,893 	160,878


			PAVING STONE CORPORATION AND SUBSIDIARIES
				STATEMENTS OF CASH FLOWS
		FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED)
				AND 2001 (COMBINED)
					(UNAUDITED)

					For the Three	For the Three
					Months Ended	Months Ended
					March 31, 2002	March 31, 2001
					(Consolidated)	(Combined)

NET INCREASE IN CASH			119,767 	116,132
CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR			35,439 		42,698
CASH AND CASH EQUIVALENTS-
END OF YEAR				$155,206 	$158,830

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:

Cash paid for interest			$36,992 	$37,873



NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance withaccounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.
The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

NOTE 2	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Paving Stone Corporation and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3	PRINCIPLES OF COMBINATION

The 2001 financial statements are presented on a combined basis, which represents The Paving Stone Corporation and its affiliates; Paving Stone Company of Atlanta, Inc., The Paving Stone Company of Arizona, Inc.,
Paving Stone of Nevada, Inc., The Paving Stone Company of California, Inc., all of which were owned by one stockholder. Significant intercompany balances and transactions were eliminated in the combination.

NOTE 4	INVENTORIES

Inventories consist of brick pavers and installation supplies. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 5	SEGMENT REPORTING

The Company has five geographic reportable segments: Florida, Arizona, Atlanta, Nevada and California. Each segment installs interlocking pavers on drivewaysand patios for residential and commercial use. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated.
The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.
Segment results for 2002 and 2001 are as follows:


					Florida 	Arizona/	Georgia/
							Texas		Mid-Atlantic
2002
Net sales				$4,529,506 	$1,257,408 	$338,854
Income (loss) from operations		(231,067)	150,436 	(137,939)
Depreciation and amortization		28,484 		685 		3,228
Assets					4,010,431 	871,428 	482,001
Capital expenditures			19,261 		1,425 		-
----------------------------------------------------------------------------
2001
Net sales				$5,510,995 	$544,180 	$479,237
Income (loss) from operations		(129,820)	(26,131)	(39,195)
Depreciation and amortization		21,318 		307 		1,117
Assets					5,436,101 	104,782 	311,624
Capital expenditures			4,384 		-    		-


				Nevada		California	Corporate	Total
2002
Net sales			97,555		640,055		-		7,063,378
Income (loss) from operations	(11,211)	(231,010)	-		(460,791)
Depreciation and amortization	467		407		-		33,271
Assets				223,454		250,868		50,000		5,888,682
Capital expenditures		-		-		-		20,686
----------------------------------------------------------------------------
2001
Net sales			02,375		15,295		-		6,652,082
Income (loss) from operations	(57,171)	(48,696)	-		(295,013)
Depreciation and amortization	470		3,462		-		26,673
Assets				(97,387)	(32,841)	-		5,722,279
Capital expenditures		-		-		-		4,384



NOTE 5	SUBSEQUENT EVENT

(A) Private Placement Offering

On April 12, 2002, the Company issued 4,000,000 shares of common stock and a warrant to an investor to purchase 1,500,000 shares of common stock at an exercise price equal to the average closing bid price less a 30% discount with a maximum exercise price of $1.00, for $400,000 in cash and a stock subscription receivable of $600,000 to be paid in installments over a three month period.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Historically, the first quarter of the fiscal year has been the slowest quarter in terms of sales volume and bottom line results. Sales volume typically escalates in the second, third and fourth quarters resulting in increases in reported profits.

During the first quarter of 2002, despite normal seasonal declines, we posting a 6% increase in sales over the first quarter of the previous year. In addition, our gross margins increased to 22.3% from 16.2% for the same period of the previous year.

During the first quarter, we also achieved a corporate milestone, as we were awarded an exclusive installer agreement with a national home improvement retailer in the state of Florida. We expect this to have a significant impact on sales later this year.

Lastly, at the end of the first quarter, we closed on our first round of equity financing. We hope this sets the stage for additional funding for anticipated, aggressive expansion.

FINANCIAL CONDITION

Total assets as of March 31, 2002 were $5,888,662, a decrease of $1,051,728 from total assets of $6,940,390 at December 31, 2001. The decrease is primarily attributable to a reduction in accounts receivable of $937,709, which reflects a normal seasonal decline in volume from the fourth quarter to the first quarter. In addition, cost in excess of billings on uncompleted contracts decreased by $278,155, also a result of the normal seasonal decline in volume.

Current liabilities decreased by $572,793 from $6,785,668 at December 31, 2001 to $6,212,875 at March 31, 2002. The decrease is primarily attributable to a decrease in accounts payable of $453,357, and a decrease in customer deposits payable of $83,641, both a result of the seasonal decline in volume mentioned above.

Stockholder's equity decreased from $14,368 at December 31, 2001 to a deficit of $483,415 at March 31, 2002, a decrease of $497,783. The decrease is attributable to a net operating loss of $497,783 for the three-month period ended March 31, 2002.

RESULTS OF OPERATIONS

Revenue increased by $411,296 for the three-month period ended March 31, 2002, from $6,652,082 for the first quarter of 2001 to $7,063,378 for the first quarter of 2002. The increase was partially due to the opening of 6 new offices during 2001 in California, Texas, Florida panhandle and South Carolina. For the three months ended March 31, 2002, sales in these new offices increased by $909,618, compared with the same period in the previous year.

In addition, the increase in revenue was due to increases in our core offices in Florida, Georgia, Arizona and Nevada. Sales in the core offices (excluding the southern-most Florida office), increased by $913,922 for the three months ended March 31, 2002, compared with the same period in the previous year. A core office is defined as an office that has been open at least 12 months and is in its second full year of operation.

The sales growth in the core offices was offset by a decrease in sales in one of these offices (i.e., the southern-most Florida office) of $1,412,246, resulting in a total decrease of $498,324 for the three months ended March 31, 2002, compared with the same period in the previous year. This resulted from the relative saturation of this one geographic market in the installation of pavers in newly constructed homes. However, the geographic market has not achieved saturation in the installation of pavers due to remodeling. The Company anticipates implementing strategies to counterbalance the trend toward saturation in this geographic market, by focusing on increasing its remodeling work in this area to replace the area's slow down in new construction. In addition, the new exclusive installer relationship with a national home improvement retailer as described above, is expected to more than offset this decline in new construction work in this area.

The Company did not previously face saturation of a geographic market, which occurred in the southern-most Florida office in the area of new construction after a decade of development. Furthermore, the Company has not experienced competition as intense as it has faced in the geographic market in which its southern-most Florida office is located. Therefore, the Company does not anticipate experiencing a similar slow down due to saturation of the market for new construction in other geographic areas in the foreseeable time period. Moreover, the Company has implemented company-wide strategies in an effort to counterbalance and/or avoid the negative trend experienced in the southern-most Florida office, including its focus on remodeling, its relationship with a national home improvement retailer, and its expansion into new geographic areas.

Cost of goods sold decreased $88,717 for the three-month period ended March 31, 2002, compared with the same period in the previous year. The decrease reflects efficiencies gained in labor and material cost over the prior year in our core offices.

Selling, general and administrative expenses increased by $665,791 to $2,038,591 for the three-month period ended March 31, 2002. The increase is primarily attributable to the opening of 6 new offices in 2001 described above.

We incurred a net loss of $497,783 for the three-month period ended March 31, 2002 as compared to a net loss of $334,114 for the three months ended March 31, 2001. The increase in net loss of $163,669 was primarily due to the 6 new expansion offices opened in 2001. Note that these offices were not fully operational until mid- to late 2001. Generally, new offices incur losses for up to 12 months before generating profits.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2002, operating activities consumed $72,440 of cash, compared with $40,362 for the same period in the prior year. The primary reason for the increase was reduced cash flow generated from Florida's southern most office, caused by the decline in sales in that area described above. Sources of funding came from an increase in our line of credit facility of $250,000 on March 4, 2002, bringing the total facility up to $2,500,000. We are currently in discussions with our lender for yet another increase of up to $500,000.

On April 12, 2002, we closed on equity financing totaling $1,000,000. The proceeds from this equity raise and the recent line of credit increase will be used to reduce debt and fund expansion and working capital needs.

We continue to monitor our cash situation very closely and continue to pursue additional equity funding with private investors and institutions.

Many factors may affect future financial results. A description of some of these factors follows.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

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

Furthermore, the Company may not be able to identify appropriate business combinations, acquisitions, mergers, joint ventures, or strategic alliances. It also may not be able to finance proposed transactions successfully once identified. Any failure to identify, finance, close or integrate future transactions may impede the Company's growth. There can be no assurance that the Company will have the experience or capability to assess potential acquisition or merger candidates properly, negotiate effectively or appropriately with acquisition or merger targets, complete any proposed business combinations, or integrate acquisition or merger candidates effectively.

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

During the fiscal year ended December 31, 2001, the Company generated a substantial amount of its gross revenue, amounting to approximately sixteen percent, from two clients. The loss of any one of these clients or a reduction in the needs of such clients could adversely affect the financial condition of the Company. There can be no assurance that the Company will not suffer such a loss or a materially adverse financial consequence.

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

The sale of shares of the Company's Common Stock in the public market could cause a reduction in the market price of its Common Stock. In addition, there is a limited trading market for the Company's Common Stock, and the Company has traded under the current name only since the closing of the acquisition of five paver installation companies on December 17, 2001. Eventual sales by stockholders of the Company's Common Stock in the public market once transfer restrictions are lifted could materially adversely affect the prevailing market price for the Company's Common Stock. The sale or availability for sale of substantial amounts of the Company's Common Stock could adversely affect the market and price for the Common Stock. In addition to the number of shares of Common Stock currently outstanding, which may be available for future resale, the existence of a substantial number of derivative securities, such as options or warrants, may also adversely affect any market and price for the Company's Common Stock, the price for such stock. Furthermore, equity-based incentive compensation plans for employees may be adopted, beyond management's existing stock and option owners. These factors could impair its ability to raise capital through equity offerings. Any such sales could also materially adversely affect the market price for the Company's Common Stock or the ability of stockholders to sell their shares.

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

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited and may decline further due to potential additional NASDAQ rules. The penny stock rules may render the sale of shares by a stockholder more difficult.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.


PART II: OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company knows of no material legal proceedings at this time.
Periodically, the Company becomes party to legal claims that arise in the ordinary course of business.

Item 2. Changes in Securities and Use of Proceeds.

On April 12, 2002, the Company conducted a private placement of equity securities. Under the terms of the subscription agreement, the Company received consideration equivalent to $1,000,000, in exchange for 4,000,000 shares of common stock, $0.00001 par value, and a warrant to purchase 1,500,000 shares of common stock, $0.00001 par value. The shares of common stock were issued on April 18, 2002. The warrant is exercisable beginning six months and ending thirty months after April 17, 2002, at a price equal to a 30% discount to the average closing bid price of the common stock of the Company as trading on the over-the-counter bulletin board market, for a period of 10 days prior to exercise, not to exceed $1.00. The Company believes that the sale of the Common Stock was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder by the Securities and Exchange Commission. The Company has agreed to file a registration statement for the shares issued and underlying the warrant to be effective on or before December 31, 2002. The Company has used the proceeds to reduce debt and to fund working capital needs and expansion.

The Company entered into an Acquisition Agreement on October 11, 2001, a copy of which was filed with the Securities and Exchange Commission as an Exhibit to a Report on Form 8-K on October 17, 2001. The acquisition closed on December 17, 2001, as reported on a Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2002. Under the terms of the Acquisition Agreement, the Company acquired five corporations, which became operating subsidiaries of the Company, in exchange for a total of 20,000,000 shares of common stock, $0.00001 par value, to be issued to certain directors, officers and consultants of Company. The financial statements for the year have assumed the issuance of such shares for the purpose of determining earnings per share and other equity-related calculations. The number of shares had been placed in reserve pending actions by the board of directors to authorize the transfer of shares. On April 25, 2002, at the direction of the board of directors, the Company issued 17,360,000 shares of common stock, par value $0.00001, in accordance with the Acquisition Agreement, of which 16,040,000 shares were issued to Maurice Sigouin, the Chief Executive Officer, President, and Chairman of the Board of Directors, and 1,320,000 shares were issued to Jace Simmons, the Executive Vice President of Finance, Chief Financial Officer and a Director of the Company.

Item 3. Defaults Upon Senior Securities.

The Company did not default on any obligations under any senior securities during the fiscal quarter.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fiscal quarter.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

No exhibits are annexed to this Report on Form 10-Q. The Company did not file any reports on Form 8-K during the fiscal quarter.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVING STONE CORPORATION
Dated: May 15, 2002
By: /s/ Jace Simmons
Jace Simmons, Executive Vice
President-Finance, Chief Financial
Officer, and Director