Form 10-Q
period 2002-06-30
PAVING STONE CORP
filed 2002-08-14
CIK 1109749

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[  X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended  June  30,  2002
                                       OR
[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934.

          For  the  transition  period  from  ___________  to  _________________

                                    000-30051
                              -------------------
                              (Commission File No.)

                            PAVING STONE CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                       88-0443120
     ----------------                         --------------------------
     (State  of  incorporation)          (I.R.S.  Employer  Identification  No.)

                  1760 N.W. 22nd Court, Pompano Beach, FL 33069
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (954) 971-3235
                          ---------------------------
                        (Registrant's telephone number)

                            Cottage Investments, Inc.
                          ---------------------------
                           (Registrant's Former Name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes  [  X]  No  [   ]

At August 13, 2002, 24,347,182 shares of the Registrant's common stock were issued and outstanding.

Through out this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.
================================================================================

PART I:     FINANCIAL INFORMATION.

ITEM  1.     FINANCIAL  STATEMENTS.


                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                       AS OF JUNE 30, 2002 (CONSOLIDATED)
                               AND 2001 (COMBINED)

                    PAVING STONE CORPORATION AND SUBSIDIARIES

                                    CONTENTS
                                    --------

 PAGE     1     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002
                (UNAUDITED) AND DECEMBER 31, 2001

 PAGE     2     STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED) AND 2001
                (COMBINED) (UNAUDITED)

 PAGES  3 - 4   STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                JUNE 30, 2002 (CONSOLIDATED) AND 2001 (COMBINED)
                (UNAUDITED)

PAGES  5 - 7    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                JUNE 30, 2002


                                      (i)

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                                           ASSETS
                                           ------
                                                               June 30, 2002    December 31,
                                                                 (Unaudited)       2001
                                                               -------------- --------------
CURRENT ASSETS
Cash                                                             $         -   $    35,439
Accounts receivable - net of allowances                            4,314,749     5,568,321
Inventories                                                           37,065        37,065
Prepaid expenses                                                      42,836        83,945
Rebate receivable                                                    330,438       330,438
Other receivables                                                     40,245             -
Advance to related party                                             132,338        18,736
Costs in excess of billings on uncompleted contracts                 847,361       504,536
                                                               -------------- --------------
Total Current Assets                                               5,745,032     6,578,480
                                                               -------------- --------------

PROPERTY AND EQUIPMENT - NET                                         293,853       306,040
                                                               -------------- --------------

OTHER ASSETS
Security deposits and other assets - net of amortization              48,785        39,553
Other loans / advances receivable                                     23,117        16,317
                                                               -------------- --------------
Total Other Assets                                                    71,902        55,870
                                                               -------------- --------------
TOTAL ASSETS                                                     $ 6,110,787   $ 6,940,390
--------------                                                 ============== ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
             --------------------------------------

CURRENT LIABILITIES
Cash overdraft                                                   $    38,158   $   326,936
Accounts payable and accrued expenses                              2,876,326     3,527,040
Customer deposits payable                                                  -        83,641
Billings in excess of cost on uncompleted contracts                   89,408       178,976
Note and capital lease obligation  payable - current portion          31,964        33,111
Notes payable - stockholder                                          411,942       395,693
Lines of credit                                                    2,508,486     2,240,271
                                                               -------------- --------------
Total Current Liabilities                                          5,956,284     6,785,668
                                                               -------------- --------------

LONG TERM LIABILITIES
Note and capital lease obligation payable                             62,086        76,001
Notes payable - stockholder                                           66,284        64,353
                                                               -------------- --------------
Total Long-Term Liabilities                                          128,370       140,354
                                                               -------------- --------------

TOTAL LIABILITIES                                                  6,084,654     6,926,022
                                                               -------------- --------------

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 150,000,000 shares authorized,
24,312,182 and 2,260,083 shares issued and outstanding                   243            23
Common stock to be issued, 1,520,000 and 19,742,099 shares                15           197
Additional paid-in capital                                         5,731,865     5,242,603
Accumulated deficit                                               (5,705,990)   (5,228,455)
                                                               -------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                            26,133        14,368
                                                               -------------- --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 6,110,787   $ 6,940,390
--------------------------------------------                    ============== =============

                 See accompanying notes to financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                                                                               For the Six
                                           For the Three       For the Three   For the Six        Months
                                           Months Ended         Months Ended   Months Ended     Ended June
                                          June 30, 2002         June 30, 2001 June 30, 2002     30, 2001
                                          (Consolidated)         (Combined)   (Consolidated)    (Combined)
                                          ---------------       ------------  ---------------  ------------
NET SALES                                 $     8,787,081       $ 8,462,500   $   15,850,459   $15,114,582

COST OF SALES                                   6,514,491         6,742,381       12,000,069    12,300,218
                                          ---------------       ------------  ---------------  ------------

GROSS PROFIT                                    2,272,590         1,720,119        3,850,390     2,814,364

OPERATING EXPENSES
Selling, general and administrative             2,708,058         1,736,265        4,746,649     3,108,125
Common stock issued for services                  105,000                 -          105,000             -
Common stock issued in settlement                (615,700)                -         (615,700)            -
                                          ---------------       ------------  ---------------  ------------
Total Operating Expenses                        2,197,358         1,736,265        4,235,949     3,108,125
                                          ---------------       ------------  ---------------  ------------

INCOME (LOSS) FROM OPERATIONS                      75,232           (16,146)        (385,559)     (293,761)
                                          ---------------       ------------  ---------------  ------------

OTHER EXPENSES
Interest expense                                   53,880            36,965           90,872        74,837
Other expense                                       1,104             2,113            1,104         3,342
                                          ---------------       ------------  ---------------  ------------
Total Other Expense                                54,984            39,078           91,976        78,179
                                          ---------------       ------------  ---------------  ------------

NET INCOME (LOSS)                         $        20,248       $   (55,224)  $     (477,535)  $  (371,940)
-------------------                       ===============       ============  ===============  ============

Net income (loss) per share - basic and
 diluted                                  $             -       $         -   $         (.02)  $      (.02)
                                          ===============       ============  ===============  ============

Weighted average shares outstanding
 during the period - basic and diluted         24,302,951        16,040,000       23,158,922    16,040,000
                                          ===============       ============  ===============  ============

                See accompanying notes to financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED)
              -----------------------------------------------------
                               AND 2001 (COMBINED)
                               -------------------
                                   (UNAUDITED)


                                                                              For the Six     For the Six
                                                                              Months Ended   Months Ended
                                                                             June 30, 2002   June 30, 2001
                                                                             (Consolidated)   (Combined)
                                                                             ---------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $     (477,535)  $ (371,940)
Adjustments to reconcile net loss to net cash used in operating activities:
 Stock issued for services                                                          105,000            -
 Stock returned in settlement                                                      (615,700)           -
 Depreciation and amortization                                                       56,102       44,931
 Provision for doubtful accounts                                                    (12,760)     222,679
 Loss on disposal of equipment                                                        1,104            -
Changes in operating assets and liabilities:
 (Increase) decrease in:
 Accounts receivable                                                              1,266,332      116,895
 Prepaid expense                                                                     41,109        6,238
 Rebate receivable                                                                        -      (33,414)
 Security deposits and other assets                                                  (9,232)     (69,015)
 Costs in excess of billings on uncompleted contracts                              (342,825)    (502,485)
 Other receivables                                                                  (40,245)           -
Increase (decrease) in:
 Accounts payable and accrued expenses                                             (650,714)     423,020
 Cash overdraft                                                                    (288,778)           -
 Billings in excess of cost on uncompleted contracts                                (89,568)      22,141
 Customer deposits payable                                                          (83,641)           -
                                                                             ---------------  -----------
  Net Cash Used In Operating Activities                                          (1,141,351)    (140,951)
                                                                              ---------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on disposal of equipment                                                   37,828            -
 Purchase of property and equipment                                                 (40,470)     (67,987)
 Other loans / advances receivable                                                   (6,800)           -
                                                                             ---------------  -----------
  Net Cash Used In Investing Activities                                              (9,442)     (67,987)
                                                                             ---------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on issuance of stock for cash, net                                      1,000,000            -
 Advances from related parties                                                     (113,602)      25,316
 Payments on notes and capital leases                                               (57,439)      (6,939)
 Proceeds from lines of credit                                                      268,215      380,211
 Distributions to stockholders                                                            -     (208,438)
 Shareholder loan payable                                                            18,180            -
                                                                             ---------------  -----------
  Net Cash Provided By Financing Activities                                       1,115,354      190,150
                                                                             ---------------  -----------

NET DECREASE IN CASH                                                                (35,439)     (18,788)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      35,439       42,698
                                                                             ---------------  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $            -   $   23,910
------------------------------------------                                   ===============  ===========

                 See accompanying notes to financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED)
              -----------------------------------------------------
                               AND 2001 (COMBINED)
                               -------------------
                                   (UNAUDITED)








SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------
Cash paid for interest                              $   61,068   $    72,999
                                                    ==========  ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment acquired by note payable                  $   42,377   $         -
                                                    ==========  ============







                See accompanying notes to financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE  1     BASIS  OF  PRESENTATION
-------    ------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

NOTE  2     PRINCIPLES  OF  CONSOLIDATION
-------     -----------------------------

The accompanying consolidated financial statements include the accounts of Paving Stone Corporation and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE  3     PRINCIPLES  OF  COMBINATION
-------     ---------------------------

The 2001 financial statements are presented on a combined basis, which represents The Paving Stone Company, Inc. and its affiliates, which include Paving Stone Company of Atlanta, Inc., The Paving Stone Company of Arizona, Inc., Paving Stone of Nevada, Inc., and The Paving Stone Company of California, Inc., all of which were owned by one stockholder. Significant intercompany balances and transactions were eliminated in the combination.

NOTE 4     INVENTORIES
------     -----------

Inventories consist of brick pavers and installation supplies. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 5     SEGMENT REPORTING
------     -----------------

The Company has six geographic reportable segments: Florida, Arizona, Atlanta, Nevada, California and corporate. Each segment installs interlocking pavers on driveways and patios for residential and commercial use. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for 2002 and 2001 are as follows:


                                                           Georgia/
                                               Arizona/      Mid-
                                 Florida        Texas      Atlantic      Nevada      California   Corporate       Total
                               ------------  -----------  -----------  -----------  ------------  ----------  -------------
2002
-----

Net sales                      $ 9,179,106   $2,482,496   $1,443,277   $824,647 ,   $ 1,868,119   $   52,814   $15,850,459

Income (loss) from operations     (409,515)     189,438      (21,437)     (12,158)     (525,522)     393,635      (385,559)

Depreciation and amortization       46,509        1,495        6,233          934           931            -        56,102

Assets                           3,736,831      840,294      807,564      282,250       410,020       83,828     6,110,787

Capital expenditures                19,773        6,213       42,377            -         5,912        8,572        82,847
                                   ----------------------------------------------------------------------------------------

2001
-----

Net sales                      $11,931,741   $1,321,640   $1,128,554   $  357,664   $   374,983   $        -  $ 15,114,582

Income (loss) from operations      (86,961)     (13,254)     (54,926)     (49,203)      (89,417)           -      (293,761)

Depreciation and amortization       38,081          894        5,022          934             -            -        44,931

Assets                           5,387,044      139,524      452,395      (34,153)       45,969            -     5,990,779

Capital expenditures                60,089        4,689        3,209            -             -            -        67,987

                                   ----------------------------------------------------------------------------------------


NOTE 5     STOCK ISSUANCES
------     ---------------

On June 6, 2002, the Company issued 300,000 shares of common stock to a consultant for services. The shares were valued at $105,000, the fair value on the date of grant.

On April 30, 2002, the Company issued 4,000,000 shares of common stock for cash proceeds of $1,000,000.

On April 2, 2002, a consultant returned 470,000 shares of common stock per a settlement agreement. The shares were valued at $615,000, the fair value on the date of grant.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 6     SUBSEQUENT EVENT
------     ----------------

(A)  COMMON  STOCK  ISSUANCE
----------------------------

On July 15, 2002, the Company issued 35,000 shares of common stock to its employees, as consideration for services rendered to the Company. The shares were valued for financial accounting purposes at $.21 per share, the fair value at the date of grant, resulting in employee benefits expense of $7,350. The shares were issued to all employees who were employed on or before December 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                    OVERVIEW


During the second quarter of 2002, in spite of an unusually high amount of rainfall in our Florida markets, we posted a 4% increase in net sales over the second quarter of 2001. In addition, we increased our gross margins up to 26% from 20% over the second quarter of 2001, resulting in a 137% increase of net income. We continue to shift our business away from the high volume and low margin work (primarily in Florida), which characterized our company in prior years. As a result of our expansion into new markets around the country over the last two years, and our shift towards remodeling work, we are making a deliberate transition into higher priced and more profitable business.

The second quarter also marked the beginning of the roll out of our exclusive installation program with Home Depot in Florida and Eastern Massachusetts. We are pleased with the initial success in new sales volume, and expect this program to continue to expand and have a positive impact on sales during the second half of this year.

Lastly, at the beginning of the second quarter, we closed on our first round of equity financing and set the stage for additional funding for our expansion.


                               FINANCIAL CONDITION


Total assets as of June 30, 2002 were $6,110,787, a decrease of $829,603, or 12%, from total assets of $6,940,390 at December 31, 2001. The decrease was primarily attributable to a reduction in accounts receivable of $1,253,572, which reflects a normal seasonal decline in volume from the fourth quarter of the prior year. This reduction was offset by an increase in costs in excess of billings of $342,825, which reflects an increase in uncompleted jobs in progress, caused by the heavy rainfall in June 2002.

Current liabilities decreased by $829,384, or 12%, from $6,785,668 at December 31, 2001 to $5,956,284 at June 30, 2002. The decrease is primarily attributable to a decrease in accounts payable and accrued expenses of $939,492.

Stockholders' equity increased from $14,368 at December 31, 2001 to $26,133 at June 30, 2002, an increase of $11,765, or 82%. The increase is primarily attributable to an increase in paid in capital of $439,262, offset by a year-to-date net operating loss of $477,535.

                              RESULTS OF OPERATIONS

Net sales increased by $324,581, or 3.8%, and $735,877, or 4.9%, for the three-month and six-month periods ended June 30, 2002, respectively, as compared to the same periods in the prior year. The increases were primarily due to the expansion into new markets in 2001.

Cost of goods sold decreased $227,890, or 3.4%, and $300,149 or 2.4%, for the three-month and six-month periods ended June 30, 2002, respectively, as compared to the same periods in the prior year. The decreases reflect efficiencies gained in labor and material costs over the prior year.

Selling, general and administrative expenses increased by $971,793, or 56.0%, and $1,127,824 or 36.3%, for the three-month and six-month periods ended June 30, 2002, respectively, as compared to the same periods in the prior year. The increases are primarily attributable to the expansion into new markets in the prior year.

We generated a net profit of $20,248 for the three-month period ended June 30, 2002 as compared to a net loss of $55,224 for the three months ended June 30, 2001. The increase in net profit of $75,472, or 137%, was largely a result of the increases in gross margins described above along with a net gain on stock issuances and settlements of certain consulting contracts. We incurred a net loss of $477,535 for the six-month period ended June 30, 2002 as compared to a net loss of $371,940 for the same period in the prior year. The increase in net loss of $105,595 or 28% occurred primarily in the first quarter of 2002 and was the result of expansion in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2002, operating activities consumed $1,141,350 of cash as compared to $140,951 for the same period in the prior year. The increase in cash consumed was partially due to our national expansion in the last half of 2001. In addition, cash inflows decreased over 2001 in our southernmost Florida operation as a result of new construction declines caused by full saturation of the new construction market. The primary sources of funding came from an equity financing with a private investor totaling $1,000,000 in gross proceeds, along with an increase in our line of credit of $250,000, bringing the total credit facility up to $2,500,000. We continue to monitor our cash situation and may continue to pursue additional equity funding as appropriate.

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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (c)     Recent  Sales  of  Unregistered Securities.  On April 12, 2002, the
             ------------------------------------------
Company conducted a private placement of equity securities. Under the terms of the subscription agreement, the Company received consideration equivalent to $1,000,000, in exchange for 4,000,000 shares of common stock, $0.00001 par value, and a warrant to purchase 1,500,000 shares of common stock, $0.00001 par value. The shares of common stock were issued on April 18, 2002. The warrant is exercisable beginning six months and ending thirty months after April 17, 2002, at a price equal to a 30% discount to the average closing bid price of the common stock of the Company as trading on the over-the-counter bulletin board market, for a period of 10 days prior to exercise, not to exceed $1.00. The

Company believes that the sale of the Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder by the Securities and Exchange Commission. The Company has agreed to file a registration statement for the shares issued and underlying the warrant to be effective on or before December 31, 2002. The Company has used the proceeds to reduce debt and to fund working capital needs and expansion.

     The Company entered into an Acquisition Agreement on October 11, 2001, a copy of which was filed with the Securities and Exchange Commission as an Exhibit to a Report on Form 8-K on October 17, 2001. The acquisition closed on December 17, 2001, as reported on a Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2002. Under the terms of the Acquisition Agreement, the Company acquired five corporations, which became operating subsidiaries of the Company, in exchange for a total of 20,000,000 shares of common stock, $0.00001 par value, to be issued to certain directors, officers and consultants of the Company. The financial statements for this report have assumed the issuance of such shares for the purpose of determining earnings per share and other equity-related calculations. The number of shares had been placed in reserve pending actions by the board of directors to authorize the transfer of shares. On April 25, 2002, at the direction of the board of directors, the Company issued 17,360,000 shares of common stock, par value $0.00001, in accordance with the Acquisition Agreement, of which 16,040,000 shares were issued to Maurice Sigouin, the Chief Executive Officer, President, and Chairman of the Board of Directors, and 1,320,000 shares were issued to Jace Simmons, the Executive Vice President of Finance, Chief Financial Officer and a Director of the Company. The Company believes that the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On June 6, 2002, the Company issued 300,000 shares of common stock to a consultant for services. The shares were valued at $105,000, the fair value on the date of grant. The Company believes that the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.     OTHER  INFORMATION.

     Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.
             --------
     99.1 (CEO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 (CFO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Reports  on Form 8-K.  The Company did not file any reports on Form
             --------------------
8-K  during  the  fiscal  quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          PAVING STONE CORPORATION


                          By: /s/ Jace Simmons
                             ---------------------
                             Jace Simmons, Executive Vice President-Finance, Chief Financial Officer, and Director
                             (Duly Authorized Officer and Principal Financial Officer)

                             Dated:  August 14, 2002