Form 10-Q
period 2002-09-30
PAVING STONE CORP
filed 2002-11-15
CIK 1109749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK  ONE)

 [x] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended  September  30,  2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the  transition  period  from  __________  to  ___________

                                    000-30051
                               -------------------
                              (Commission File No.)

                                  PAVING STONE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                              88-043120
--------------------------        -------------------------------------
(State  of  Incorporation)        (I.R.S.  EmployerIdentification  No.)

                  1760 N.W. 22nd Court, Pompano Beach, FL 33069
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 971-3235
                           ---------------------------
                         (Registrant's telephone number)

                             Cottage Investments, Inc.
                           ---------------------------
                           (Registrant's Former Name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes X   No

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act). Yes     No X

At November 14, 2002, 25,746,682 shares of the Registrant's common stock were issued and outstanding.

Throughout this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.

          See accompanying notes to consolidated financial statements.


PART  I:     FINANCIAL  INFORMATION.

ITEM  1.     FINANCIAL  STATEMENTS.


                    PAVING STONE CORPORATION AND SUBSIDIARIES



                                    CONTENTS
                                    --------


PAGE     1     CONSOLIDATED  BALANCE SHEETS AS OF SEPTEMBER 30, 2002 (UNAUDITED)
               AND  DECEMBER  31,  2001

PAGE     2     STATEMENTS  OF  OPERATIONS  FOR  THE  THREE AND NINE MONTHS ENDED
               SEPTEMBER  30,  2002  (CONSOLIDATED)  AND  2001
               (COMBINED) (UNAUDITED)

PAGE     3     STATEMENTS  OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
               2002 (CONSOLIDATED) AND 2001 (COMBINED) (UNAUDITED)

PAGES    4 - 6 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
               SEPTEMBER 30, 2002

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------

                                                                  September 30,
                                                                      2002      December 31,
                                                                   (Unaudited)      2001
                                                                  ------------   ----------
CURRENT ASSETS
Cash                                                               $         -  $    35,439
Accounts receivable - net of allowances                              4,435,713    5,568,321
Inventories                                                             37,065       37,065
Prepaid expenses                                                        39,493       83,945
Rebate receivable                                                            -      330,438
Other receivables                                                       13,800            -
Exchanges                                                               19,276            -
Advance to related party                                               110,419       18,736
Costs in excess of billings on uncompleted contracts                   818,626      504,536
                                                                  ------------ ------------
Total Current Assets                                                 5,474,392    6,578,480
                                                                  ------------ ------------
PROPERTY AND EQUIPMENT - NET                                          311,216       306,040
                                                                  ------------ ------------
OTHER ASSETS
Security deposits and other assets - net of amortization               40,878        39,553
Other loans / advances receivable                                      22,972        16,317
                                                                  ------------ ------------
Total Other Assets                                                     63,850        55,870
                                                                  ------------ ------------
TOTAL ASSETS                                                      $ 5,849,458  $  6,940,390
                                                                  ============ ============
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
            -------------------------------------------------

CURRENT LIABILITIES
Cash overdraft                                                    $   205,987   $   326,936
Accounts payable and accrued expenses                               4,227,949     3,527,040
Customer deposits payable                                                   -        83,641
Billings in excess of cost on uncompleted contracts                   230,058       178,976
Note and capital lease obligation  payable - current portion          246,301        33,111
Notes payable - stockholder                                            80,996       395,693
Lines of credit                                                     2,506,362     2,240,271
                                                                  ------------ ------------
Total Current Liabilities                                           7,497,653     6,785,668
                                                                  ------------ ------------
LONG TERM LIABILITIES
Note and capital lease obligation payable                              62,086        76,001
Notes payable - stockholder                                            67,249        64,353
Total Long-Term Liabilities                                           129,335       140,354
                                                                  ------------ ------------
TOTAL LIABILITIES                                                   7,626,988     6,926,022
                                                                  ------------ ------------
COMMITMENTS AND CONTINGENCIES                                               -             -

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.00001 par value, 150,000,000 shares authorized,
24,346,682 and 2,260,083 shares issued and outstanding                    243            23
Common stock to be issued, 1,520,000 and 19,742,099 shares                 15           197
Additional paid-in capital                                          5,739,110     5,242,603
Accumulated deficit                                                (7,516,898)   (5,228,455)
                                                                  ------------ ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            (1,777,530)       14,368
                                                                  ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $ 5,849,458   $ 6,940,390
                                                                  ============ ============

See accompanying notes to consolidated financial
                                        2

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------



                                        For the Three    For the Three For the Nine    For the Nine
                                        Months Ended     Months Ended  Months Ended     Months Ended
                                        September 30,    September 30,  September 30,    September 30,
                                            2002            2001           2002            2001
                                        (Consolidated)    (Combined)   (Consolidated)    (Combined)
                                        ---------------  ------------  ---------------  ------------
NET SALES                               $    8,643,684   $ 7,521,227   $   24,494,143   $22,635,810

COST OF SALES                                7,633,808     6,133,202       19,633,877    18,433,420
                                        ---------------  ------------- ---------------  ------------
GROSS PROFIT                                 1,009,876     1,388,025        4,860,266     4,202,390
                                        ---------------  ------------- ---------------  ------------
OPERATING EXPENSES
Selling, general and administrative          2,758,114     1,463,538        7,504,763     4,571,664
Common stock issued for services                 7,245             -          112,245             -
Common stock issued in settlement                    -             -         (615,700)            -
                                        ---------------  ------------- ---------------  ------------
Total Operating Expenses                     2,765,359     1,463,538        7,001,308     4,571,664
                                        ---------------  ------------- ---------------  ------------
LOSS FROM OPERATIONS                        (1,755,483)      (75,513)      (2,141,042)     (369,274)
                                        ---------------  ------------- ---------------  ------------
OTHER EXPENSES
Interest expense                                55,424        40,284          146,296       115,122
Other expense                                        -         4,042            1,104         7,383
                                        ---------------  ------------- ---------------  ------------
Total Other Expense                             55,424        44,326          147,400       122,505
                                        ---------------  ------------- ---------------  ------------

NET LOSS                                $   (1,810,907)  $  (119,839)  $   (2,288,442)  $  (491,779)
---------
                                        ===============  ============= ===============  ==============

Net loss per share - basic and diluted
                                        $         (.07)  $      (.01)  $         (.09)  $      (.03)
                                        ===============  ============= ===============  ==============
Weighted average shares outstanding
 during the period - basic and diluted      25,861,374    16,040,000       24,069,532    16,040,000
                                        ===============  ============= ===============  ==============

See accompanying notes to consolidated financial statements.




                                PAVING STONE CORPORATION AND SUBSIDIARIES
                                         STATEMENTS OF CASH FLOWS
                                         ------------------------
                                                                   For the Nine Months Ended  For the Nine Months Ended
                                                                         September 30, 2002       September 30, 2001
                                                                             (Consolidated)            (Combined)
                                                                             ---------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $   (2,288,443)   $      (491,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services                                                           112,245                  -
Stock returned in settlement                                                       (615,700)                 -
Depreciation and amortization                                                        80,032             57,587
Provision for doubtful accounts                                                         643             66,128
Loss on disposal of equipment                                                         1,104                  -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                               1,131,965            (68,263)
Prepaid expense                                                                      44,452              6,164
Rebate receivable                                                                   330,438            (33,414)
Exchanges                                                                           (19,276)                 -
Security deposits and other assets                                                   (1,325)           (55,883)
Costs in excess of billings on uncompleted contracts                               (314,090)          (584,722)
Other receivables                                                                   (13,800)                 -
Increase (decrease) in:
Accounts payable and accrued expenses                                               700,909            797,608
Cash overdraft                                                                     (120,949)                 -
Billings in excess of cost on uncompleted contracts                                  51,082            218,784
Customer deposits payable                                                           (83,641)                 -
Net Cash Used In Operating Activities                                            (1,004,354)           (87,790)
                                                                             ---------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of equipment                                                    37,828                  -
Purchase of property and equipment                                                  (54,871)           (79,799)
Other loans / advances receivable                                                    (6,655)                 -
                                                                             ---------------  ---------------------
Net Cash Used In Investing Activities                                               (23,698)           (79,799)
                                                                             ---------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued for cash                                               1,000,000                  -
Proceeds from subscription receivable                                                     -               (863)
Advances from related parties                                                       (91,683)            43,143
Advances to related parties                                                               -               (490)
Payments on notes and capital leases                                                (69,994)            (6,939)
Proceeds from lines of credit                                                       266,091            380,211
Proceeds from note payable                                                          200,000                  -
Distributions to stockholders                                                             -           (234,602)
Shareholder loan payable                                                           (311,801)                 -
                                                                             ---------------  ---------------------
Net Cash Provided By Financing Activities                                           992,613            180,460
                                                                             ---------------  ---------------------

NET INCREASE (DECREASE) IN CASH                                                     (35,439)            12,871

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      35,439             42,698

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $            -   $         55,569
-------------------------------------------
                                                                             ===============  ======================
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for interest                                                       $       95,673   $        116,306
                                                                             ===============  ======================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

See accompanying notes to consolidated financial statements.

NOTE  1   BASIS  OF  PRESENTATION
-------

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

NOTE  4   INVENTORIES
-------   -----------

          Inventories  consist  of  brick  pavers  and  installation  supplies.
          Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE  5   SEGMENT  REPORTING
-------   ------------------

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



                                               Arizona       Georgia/
                                 Florida        Texas      Mid-Atlantic     Nevada      California   Corporate      Total
                               ------------  -----------  -------------  -----------  ------------  ----------  ------------
2002
Net sales                      $13,265,040   $3,956,170   $   2,538,728   $1,375,530   $ 2,767,677   $  590,998  $24,494,143

Income (loss) from operations   (1,120,862)     122,194         (97,142)    (115,296)   (1,115,020)     185,084   (2,141,042)

Depreciation and amortization       64,310        2,552           8,790        1,402         2,978            -       80,032

Assets                           3,239,378      960,075         664,739      423,910       322,042      239,314    5,849,458

Capital expenditures                22,372        6,213          42,377            -        37,103       16,075      124,140

                                      2001
                               ------------  -----------  -------------  -----------  ------------  ----------  ------------

Net sales                      $17,235,007   $1,935,281   $   2,052,894   $  695,771   $   716,857   $        -  $22,635,810

Income (loss) from operations      (49,740)     (26,008)         12,331      (40,696)     (265,161)           -     (369,274)

Depreciation and amortization       49,971        1,659           5,022          935             -            -       57,587

Assets                           5,274,550      389,020         805,000      251,925       219,895            -    6,940,390

Capital expenditures                62,247        6,666           4,736            -         6,150            -       79,799
                               ------------  -----------  -------------  -----------  ------------  ----------  ------------



NOTE  6   STOCK  ISSUANCES
-------   ----------------

          On July 15, 2002, the Company issued 35,000 shares of common stock to its employees, as consideration for services rendered to the Company. During September 2002, 500 of these shares were cancelled due to termination of employment. The shares were valued for financial accounting purposes at $.21 per share, the fair value at the date of grant, resulting in net employee benefits expense of $7,245. The shares were issued to all employees who were employed on or before December 15, 2001.

NOTE  7   NOTE  PAYABLE  -  RELATED  PARTIES
-------   ----------------------------------

          During the three months ended September 30, 2002, the Company entered into a note payable with a member of the Company's board of directors of $200,000, secured by the Company's assets and common stock due November 4, 2002 (See Note 10).



NOTE  8   COMMITMENTS  AND  CONTINGENCIES
-------   -------------------------------

          The Company is currently in a contractual dispute over agreements to issue 1,175,119 shares of common stock to former consultants. An injunction has been filed with the courts to stop the transfer of 395,819 previously issued shares and the remaining 779,300 shares have not been issued, pending a resolution of this dispute.

NOTE  9   RELATED  PARTIES
-------   ----------------

          During the nine months ended September 30, 2002, the Company paid stockholder loans and advances of $311,801 and $91,683, respectively. See Notes 7 and 10 regarding a note payable to a related party.

NOTE  10  SUBSEQUENT  EVENT
--------  -----------------

          During November 2002, the Company entered into a note payable with a member of the Company's board of directors for an additional $500,000 and refinanced $200,000 of outstanding notes payable. The note accrues interest at 10% and is secured by the Company's assets and common stock. The note is due January 31, 2004 (See Note 7).

          The Company entered into an investment agreement with a private equity fund to purchase up to $15,000,000 in common stock over a period of 30 months, beginning after an applicable registration statement becomes effective. The agreement calls for the stock to be sold at the discretion of the Company. As of the date of this report, the Company has not filed a registration statement and no shares have been sold. In consideration for the institutional investor entering into the agreement with the Company, the Company issued 1,000,000 shares of its common stock to such investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under
Item 1 above. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K.

     During the third quarter of 2002, in spite of an unusually high amount of rain at the beginning of the quarter, we posted a 14.9% increase in net sales over the third quarter of 2001. In addition, we increased our year-to-date gross margins up to 19.8% from 18.6% and increased net sales 8.2% over the same period of 2001. We continue to shift our business away from the high volume and low margin work (located primarily in Florida), which characterized our company in prior years. As a result of our expansion into new markets around the country over the last two years, and our shift towards remodeling work, we are continuing our deliberate transition into higher priced and more profitable business with better cash flow.

     The third quarter also marked the roll out of our at-home installation services into 146 Home Depot stores in Florida, Massachusetts, Rhode Island, New Hampshire and Northern Nevada. We are pleased with the success in new sales volume and higher gross margins, and expect this program to continue to expand aggressively and have a positive impact on sales and profit margins in the 4th quarter and throughout 2003.

     Although the worsening economy has not had an impact in our gross margins or net sales, it has increased our difficulty in collecting certain aged receivables in our commercial/new construction business divisions. During the third quarter, we made the decision to increase our accounts receivable reserves and adjustments and will continue to review our reserves in the fourth quarter. This resulted in a large charge to net income.

     Lastly, during the third quarter, we closed on a $200,000 note payable financing with a private investor and have received a commitment for an additional $500,000 from this investor which should be paid later this month. These amounts are expected to convert to equity financing before year-end. In addition, on November 4, 2002, we received a $15 million stock purchase commitment from an institutional investor over a 30-month period. We anticipate funding will begin in early 2003.

FINANCIAL  CONDITION

     Total assets as of September 30, 2002 were $5,849,458, a decrease of $1,090,932 or 15.7%, from total assets of $6,940,390 at December 31, 2001. The decrease was primarily attributable to a reduction in accounts receivable of $1,132,608. This decrease was partially a result of increased reserves as described above totaling $618,601 plus normal seasonal fluctuations.

     Current liabilities increased by $711,985, or 10.5%, from $6,785,668 at December 31, 2001 to $7,497,653 at September 30, 2002. The increase is primarily attributable to an increase in accounts payable and accrued expenses of $579,960, brought about by the continued growth of our offices outside of Florida plus our entry into Home Depot installation services. Stockholders' equity decreased from $14,368 at December 31, 2001 to a deficit of $1,777,530 at September 30, 2002, a decrease of $1,791,898. The decrease is primarily attributable to an increase in paid in capital of $496,507 offset by a year-to-date net operating loss of $2,288,442.

RESULTS  OF  OPERATIONS

     Net  sales  increased by $1,122,457, or 14.9%, and $1,858,333, or 8.2%, for
the three-month and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in the prior year. The increases were primarily due to the continued growth of our offices outside of Florida plus our initial entry into Home Depot installation services.

     Cost  of goods sold increased $1,500,606, or 24.5%, and $1,200,457 or 6.5%, for the three-month and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in the prior year. The increases were a result of the increases in sales over the prior year, as described above. The unusually high increase in the third quarter of 2002 was a result of higher than expected costs on certain completed jobs.

     Selling, general and administrative expenses increased by $1,294,576, or 88.4%, and $2,933,099 or 64.2%, for the three-month and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in the prior year. The increases are primarily attributable to the continued growth of the offices outside of Florida plus the entry into Home Depot installation services.

     We incurred a net loss of $1,810,907 for the three-month period ended September 30, 2002 as compared to a net loss of $119,839 for the three-month period ended September 30, 2001. The increase in net loss of $1,691,068 was partially the result of adjustments to accounts receivable during the quarter totaling $657,656. The remainder of the increase in net loss was due to the entry into Home Depot installation services and the continued growth of certain new expansion offices outside of Florida. We incurred a net loss of $2,288,442 for the nine-month period ended September 30, 2002 as compared to a net loss of $491,779 for the same period in the prior year. The increase in net loss of $1,796,663 was primarily the result of the accounts receivable adjustments described above, the entry into Home Depot installation services and the continued growth of certain new expansion offices outside of Florida.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the nine-month period ended September 30, 2002, operating activities consumed $1,004,354 of cash as compared to $87,790 for the same period in the prior year. The increase in cash consumed was primarily due to our entry into Home Depot installation services plus the continued growth of certain new expansion offices outside of Florida. In addition, cash inflows decreased over 2001 in our southernmost Florida operation as a result of new construction declines caused by full saturation of the new construction market. The primary sources of funding, during the nine-month period ended September 30, 2002, came from an equity financing with a private investor totaling $1,000,000 in gross proceeds, note payable financing of $200,000 and an increase in our line of credit of $250,000, bringing the total credit facility up to $2,500,000.

     On November 4, 2002, we received a commitment from an institutional investor to purchase up to $15,000,000 of common stock over a 30-month period beginning after an applicable registration statement becomes effective. We anticipate this to occur in early 2003.
On November 13, 2002, we received a commitment for an additional $500,000 of note payable financing from a private investor, with funding anticipated within a month. We continue to monitor our cash situation and will pursue additional equity funding as needed until we can access the funds from the institutional investor described above.

FORWARD-LOOKING  STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "forecasts", "plans", "hopes",

"predicts", "prognosticates", and the like are meant to indicate that such statements are forward-looking and not historical in nature, and such statements contain inherent risks and uncertainties which render them capable of not being achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. Such factors include, among others:

* If financing does not become available on favorable terms, then the Company will not have adequate funds to fulfill its long-term strategic plans.

*     The  Company  may  not  be  able  to  manage  its  expansion  growth plan.

* The Company may not be able to manage its expanding operations effectively.

* The Company does not maintain key man life insurance on its principal employees.

* The Company may not be able to attract, motivate and retain skilled employees to install pavers, or to engage sufficient outside contractors to meet the Company's planned expansion needs.

* The Company is dependent upon several key customers and the loss of any of these key customers could cause a material, negative effect on its financial condition.

* The Company requires a high volume of quality products that are procured from, and assembled by, third party suppliers and reliance on suppliers, as well as industry supply conditions generally, involves several risks, including the possibility of defective product, shortage of product, increases in costs and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results.

* The Company may not be able to collect accounts receivable or may retain inadequate reserves for bad debt.

* There can be no assurance that shareholders of the Company will not be negatively affected by the concentration of ownership of its Common Shares by the management and directors of the Company.

* The Company faces the risk of default of debt obligations and negative impacts of restrictive covenants.

* The Company has not and may not pay dividends to shareholders in the foreseeable future.

* The Company could face claims of product liability, personal injury or other legal claims.

* Competition may become more intense as a result of the introduction of new competitors, consolidation, price discounting, and possibly weakening demand.

* New laws and regulations could negatively impact the paver installation industry, causing increased costs and decreased revenue earning opportunities.

* Sales of the Company's common stock in the public market could impair the market price of our common stock and also impair the ability to complete successful financing efforts.

* The Company may not be able to maintain its listing on the Over-the-Counter Bulletin Board if it does not continue to meet the Criteria necessary to maintain such listing.

* The Company must comply with penny stock regulations which may render the sale of shares of common stock by a stockholder more difficult.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

             Not  applicable.
ITEM  4.    CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses

PART  II:     OTHER  INFORMATION.

ITEM  1.     LEGAL  PROCEEDINGS.

     The Company knows of no material legal proceedings at this time. Periodically, the Company becomes party to legal claims that arise in the ordinary course of business.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     On July 15, 2002, the company issued 35,000 shares of common stock to all employees who were employed on or before December 15, 2001, as consideration for services rendered to the company. During September 2002, 500 of these shares of common stock were cancelled due to termination of employment. The shares were valued at $.21 per share, the fair value at the time of grant. The Company believes that the issuance of the shares was exempt from registration under
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

             None.

ITEM  5.     OTHER  INFORMATION.

             Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits.
                  --------
     10.1 Common Stock Purchase Agreement dated November 4, 2002 between the Company and Fusion Capital Fund II, LLC1
     10.2 Promissory Note dated November 13, 2002 between the Company and Jack Hight*

     99.1 (CEO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 (CFO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     _________________
1. Filed as exhibit to the Company's Form 8-K filed with the SEC on November 8, 2002.

*   Filed  herewith.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter. On November 8, 2002 the Company filed a report on Form 8-K announcing the signing of a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. The signed Common Stock Purchase Agreement and the form of Registration Rights Agreement were filed as exhibits to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PAVING  STONE  CORPORATION



                 By:  /s/  Jace  Simmons
                      --------------------
                      Jace  Simmons,  Executive  Vice  President-Finance,
                      Chief Financial Officer and Director
                      (Duly Authorized Officer and Principal Financial Officer)
                      Dated:  November  14,  2002

                                  CERTIFICATION
 I,  Maurice  F.  Sigouin,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Paving Stone Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/  Maurice  F.  Sigouin
                                        ------------------------------
                                        Maurice  F.  Sigouin
Date:November  14,  2002                Chief Executive  Officer

                                  CERTIFICATION

I,  Jace  Simmons,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Paving Stone Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/  Jace  Simmons
                                        -------------------------
                                         Jace  Simmons
Date:November  14,  2002                Executive  Vice  President Finance
                                        and Chief  Financial  Officer

                                                                    EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     In connection with the Quarterly Report on Form 10-Q of the Paving Stone Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Maurice F. Sigouin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                               /s/  Maurice  F.  Sigouin
                                               --------------------------
                                               Maurice  F.  Sigouin
                                               Chief  Executive  Officer
                                               November  14,  2002

                                                                    EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of the Paving Stone Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Jace Simmons, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) the Securities Exchange Act of 1934; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 /s/  Jace  Simmons
                                                 -------------------
                                                 Jace  Simmons
                                                 Chief  Financial  Officer
                                                 November  14,  2002