Form 10-K
period 2002-12-31
PAVING STONE CORP
filed 2003-05-07
CIK 1109749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

            TITLE OF EACH CLASS    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------- -----------------------------------------
                    None                             None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE
                   ------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (year ended December 31, 2002): $13,080,344.

Based on the final closing price on December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $13,874,012.

At May 1, 2003, 28,726,082 shares of the Registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one)     Yes [ ]  No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) [] Yes [X] No

                                     PART I


                           FORWARD LOOKING STATEMENTS

         THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS: (A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS, AND (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "CERTAIN BUSINESS RISK FACTORS" AND MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND
UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.


ITEM 1.  DESCRIPTION OF BUSINESS

         On July 22, 1999, the Company was incorporated under the laws of the State of Nevada under the name Power Save International, Inc. On August 26, 1999, the Company changed its name to Interactive Music, Inc.

         In the Fall of 1999, the Company decided to focus on the sale of consumer goods through the Internet. On December 15, 1999, the Company acquired zebramart.com, Inc., a Georgia corporation, for 300,000,000 shares of common stock in a pooling of interests transaction. On December 22, 1999, the Company changed its name to zebramart.com, Inc.

         On March 6, 2000, the Company acquired Royal Acquisitions, Inc., a Nevada Corporation, for $200,000 and 2,000,000 restricted shares of common stock. The transaction was recorded as a purchase.

         On May 24, 2000, the Company acquired MyFavoriteShoe.com, Inc. ("MFS"), an Internet shoe company, for 60,232,519 shares of common stock in a pooling of interests transaction. On September 8, 2000, MFS sold its Internet shoe operations for consideration that included cash and the assumption of certain liabilities. Assets that were sold included inventory and various MFS records and intellectual property.

         On September 13, 2000, the Company purchased a 30% interest in Cottage Ventures, LLC, for 30,000,000 reverse split adjusted shares of common stock. The Company remained in the development stage since its activities from inception were primarily start-up operations in nature, with no significant revenues generated. The development strategy was focused on acquiring and growing companies that had the potential to become leaders in their respective fields.

         During 2001, the Company announced that it had changed its core focus from Internet related ventures to become a communications infrastructure company. To accomplish this end, the Company divested itself of all of its operating subsidiaries. The Company had no business operations remaining by the Fall of 2001.

         On October 11, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire (the "Acquisition") all of the issued and outstanding common stock of five companies in the concrete paver installation, design and marketing industry. The five companies included The Paving Stone Co., Inc., a Florida corporation, The Paving Stone Company of California, Inc., a California corporation, The Paving Stone Company of Arizona, Inc., an Arizona corporation, Paving Stone of Nevada, Inc., a Nevada corporation, and Paving Stone Company of Atlanta, Inc., a Georgia corporation (collectively, the "Paving Stone Companies").

         Each of the entities comprising the Paving Stone Companies had its headquarters in Pompano Beach, Florida, and was solely owned by Maurice F. Sigouin. Mr. Sigouin founded the first of the five companies, which was The Paving Stone Co., Inc. of Florida, in Pompano Beach, Florida in 1990. By 2001, the five companies had seventeen offices in eight states.

         Under the Agreement, the Company was to acquire the Paving Stone Companies for a total of 20,000,000 shares of its common stock, of which 16,040,000 shares would be issued to Mr. Sigouin, the sole shareholder of the Paving Stone Companies; 1,320,000 shares would be issued to Jace Simmons, an officer of the Paving Stone Companies; and 2,640,000 shares would be issued to consultants providing services to the Paving Stone Companies before and after the transaction. In exchange, Mr. Sigouin exchanged all of the outstanding common shares of the five Paving Stone Companies. The Paving Stone Companies also were required to pay cash in the amount of $30,000, which was to be used to pay off existing liabilities of the Company.

         The Acquisition was contingent a number of events, including, without limitation, the successful completion of due diligence by both sides, the settlement or satisfaction of all liabilities of COTF, the effectuation of a reverse stock split of the common stock of the Company's common stock sufficient to reduce the number of issued and outstanding shares of common stock to approximately 2,000,000, and the receipt of all necessary approvals to amend the Articles of Incorporation to increase the number of authorized shares of common stock to 150,000,000, and to change the Company's name to "Paving Stone Corporation." The Company obtained the necessary approvals, and filed an information statement with the Securities and Exchange Commission on Schedule 14C in November 2001. On December 17, 2001, the Acquisition closed, causing a change in control of the Company. After the Company's charter was amended to change the Company's name to Paving Stone Corporation, the trading symbol for the Company's common stock was changed from "COTF" to "PVNG."

         In connection with the Acquisition, Daniel J. Mackell and Sean M. Daly resigned from the Board of Directors. Mr. Sigouin was elected a director and Chairman of the Board of Directors and Mr. Simmons was elected a director. In August 2002, Jack Hight, John Zeeman and Richard Tilghman were appointed as outside members of the Board of Directors, bringing the total members of the Board of Directors to five.

         The Acquisition was treated for accounting purposes as a purchase by the Paving Stone Companies and a reverse merger and recapitalization of Paving Stone Corporation. The Company acts as a holding company. Each of the Paving Stone Companies is a wholly-owned, operating subsidiary of Paving Stone Corporation.

         The Paving Stone Corporation, through its subsidiaries, engages in the business of marketing and installing concrete, interlocking pavers. It designs and installs pavers in both commercial and residential markets. Competition is fragmented and largely made of small local installers.

         Pavers are interlocking bricks used in driveways, pool decks, gardens, and retaining walls. Larger commercial applications include office buildings, high-rises, hotels, ports, sports complexes, streets, and even airport runways. Pavers are manufactured all over the country by primarily a limited number of suppliers.

         Made in a range of styles, designs and colors, pavers create decorative, appealing, durable, and environmentally sound ground coverings. Pavers offer many pragmatic, economic, and aesthetic benefits, especially when compared with alternative landscape architecture products, such as concrete pavement, clay, asphalt, stone, or traditional bricks. Able to bear tremendous weight and pressure, pavers are strong, durable, and weather resistant. Pavers have wide-ranging decorative uses, creating beautifully designed homes, landscapes, and commercial areas. Environmental advantages can be obtained from the use of pavers, as they permit water drainage and recycling. If desired, paving systems can be installed in a manner that permits perculation of water between pavers, allowing water to return to the ground.

         The Company has won awards for the quality of its work from the nonprofit trade organization, Interlocking Concrete Pavement Institute. Manufacturing companies, home improvement resellers, and large, publicly held general contractors, have recommended the Company for installation of large commercial and individual residential projects involving interlocking pavers.

         Established a decade ago with two employees, the Company has grown to approximately sixty employees located in ten offices nationwide. The Company operates in Alabama, Arizona, California, Georgia, Nevada, South Carolina, Tennessee and Texas.

         Beginning in December 2002, after careful evaluation of year-to-date results, the Company decided to cease operations in Florida and New England, as it believes these to be unprofitable markets at this time. This downsizing occurred throughout the first quarter of 2003. The Company also consolidated its three California expansion offices into one central office, to reduce costs.

         Going forward, the Company intends to focus on our more profitable markets around the country and intends to continue to expand in selected areas.

         The  Company  does  not  intend  to  send  an  annual   report  to  its
shareholders for the year ended December 31, 2002. It has filed all required reports on Forms 10-Q and 8-K for the years ended December 31, 2000, 2001 and 2002. The public may read and copy any materials filed with the Securities and Exchange Commission at the agency's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The SEC maintains an Internet site that contains the
Company's reports, proxy and information statements, filings and other information at http://www.sec.gov.

RISK FACTORS

         The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations, and may result in a decline in our stock price. Certain risks are discussed below:


         THE COMPANY HAS BEEN AND CONTINUES TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT.

     The Company had a working capital deficit of approximately $4.9 million at December 31, 2002. The Company had an accumulated deficit of approximately $12.2 million and approximately $5.2 million at December 31, 2002 and 2001, respectively. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. Accordingly, the Company may experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations.

         THE COMPANY HAS BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

         The Company's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the 2002 financial statements which states that our Company is dependent on outside financing and has had losses in prior years that raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         THE COMPANY HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE.

         The Company has historically lost money in prior years. For the year ended December 31, 2002, the Company had a net loss of approximately $6.9 million. For the year ended December 31, 2001, the Company sustained losses of approximately $5.7 million. Future losses are likely to occur. The Company's independent auditors have noted that our Company may not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. Accordingly, the Company may experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations.


         THE COMPANY FACES THE RISK OF DEFAULT OF DEBT OBLIGATIONS AND NEGATIVE IMPACTS OF RESTRICTIVE COVENANTS.

         The Company has certain debt obligations. These include a line of credit with a major institutional lender and loans from the senior officer of the Company, in addition to vendor financing and accounts payable. Certain debt obligations may not permit subordination to other obligations, and other creditors may not be subordinate to any debt or equity offered by the Company. In the event the Company is unable to repay its debt obligations, the Company may be forced to reduce or cease operations.


         THE COMPANY'S LIMITED NATIONWIDE OPERATING HISTORY MAKES EVALUATION OF BUSINESS AND PROSPECTS DIFFICULT.

         The Company has been in business for more than a decade, but has only a limited operating history on a nationwide basis. This limits the amount of information upon which investors can evaluate the Company's business and prospects. The Company also has limited experience operating outside of its initial, core markets in Florida, which make the experience to date a poor indicator of future performance or the ability to evaluate expansion opportunities or new markets. The Company cannot give assurance that it will generate sufficient revenues to fund its operations or that it will be profitable at such level of operations. The Company's business and prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets.


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

         To attempt to accommodate this growth, the Company must accomplish the following, among other things: implement new or upgraded operating and financial systems, procedures and controls in multiple locations; expand customer service, billing and other related support systems; devise and implement new advertising and marketing campaigns; and obtain sufficient resources and additional capital. This is not a comprehensive list. The Company may not succeed with these efforts. Its failure to accomplish these goals in an efficient manner could cause expenses to grow and revenues to decline or grow more slowly than expected, and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.


         THE COMPANY MAY HAVE DIFFICULTY IDENTIFYING AND FINANCING SUITABLE ACQUISITIONS, MERGERS, JOINT VENTURES, STRATEGIC ALLIANCES, OR OTHER BUSINESS COMBINATIONS, WHICH MAY ADVERSELY AFFECT OPERATING AND FINANCIAL RESULTS.

         As part of its business strategy, the Company reviews potential business combinations, acquisitions, mergers, joint ventures and strategic alliances, which may complement or expand existing business, increase revenues, create operational efficiencies, or open new markets for sale of the Company's products and services. To date, the Company has not entered into any business combinations (other than the acquisition, in which the five operating subsidiaries were acquired in December 2001). Therefore, the Company lacks experience in conducting business combinations, including, without limitation, mergers and acquisitions.

         Furthermore, the Company may not be able to identify appropriate business combinations, acquisitions, mergers, joint ventures, or strategic alliances. It also may not be able to finance proposed transactions successfully once identified. There can be no assurance that the Company will have the experience or capability to assess potential acquisition or merger candidates properly, negotiate effectively with acquisition or merger targets, complete any proposed business combinations, or integrate acquisition or merger candidates effectively. Any failure to identify, finance, close or successfully integrate future transactions may impede the Company's growth and have a material adverse effect on the Company's business, financial condition and results of operations.

         Any acquisitions, if completed, will likely encounter the risks commonly experienced during business combinations, such as: difficulty in integrating operations and personnel, potential business disruption; assumption of unexpected liabilities; the imposition and maintenance of common standards, controls, procedures and policies; and the impairment of relationships with employees and customers as a result of difficulties arising out of integration. Furthermore, the value of any business acquired may be less than the amount paid for it if, for example, there is a decline in the position of that business in the relevant market in which it operates or there is a decline in that market generally.

         The Company may encounter difficulties in implementing its business strategy of growth through expansion and business combinations. It also seeks to continue to shift its mix of products and services from commercial installation of pavers in Florida to the installation of pavers in other geographic regions and marketplaces, with a greater concentration on residential services. In addition, the Company may eventually engage in a vertical integration within its industry. Implementation of this strategy will depend in large part on the Company's ability to finance and manage growth, identify and integrate new markets and acquisition targets properly, and market the Company's products and services successfully. It will need to: establish a significant customer base and maintain favorable relationships with those customers, obtain adequate financing on favorable terms; establish and maintain appropriate procedures, policies, and systems; hire or engage, train, and retain skilled employees and laborers; and foresee and implement strategies to deal effectively with competition. If the Company is unable to achieve any or all of these goals, it will not be able to implement its business strategy, which would have a material adverse effect on its results of operations and financial condition.


         THE COMPANY DEPENDS HEAVILY ON ITS KEY PERSONNEL, AND THE INABILITY TO RETAIN THEM WILL ADVERSELY AFFECT THE BUSINESS OF THE COMPANY.

         The Company's success depends on the continued availability of its senior management team, particularly Maurice Sigouin, the Company's Founder, President, Chief Executive Officer, and Chairman of the Board of Directors. The Company has an employment agreement with Mr. Sigouin. The loss of Mr. Sigouin or any other key employees would have a material adverse effect on the Company's business and prospects. During the pendency of any search to replace key employees, the Company will likely suffer operationally and financially. The Company does not maintain reserves to protect against any financial loss in the event of the loss of a key employee. Furthermore, the Company does not maintain key man life insurance with respect to any of its executive employees.


         THE COMPANY MAY NOT BE ABLE TO ATTRACT A SUFFICIENT NUMBER OF PROFICIENT PAVER INSTALLERS AND OTHER SKILLED LABORERS.

         For the Company to meet is strategic and business plans, it will need to experience growth in the size and geographic scope of its operations and business. The Company's growth will require it to attract, motivate and retain highly skilled laborers to install pavers, or to engage sufficient outside contractors to meet these needs. Many competitors have faced and continue to experience a lack of sufficient skilled laborers. The Company cannot grant assurance that it will have access to sufficient skilled laborers in a timely fashion, or at an acceptable price, if at all. While the Company has not experienced any such difficulties to date, the lack of sufficient skilled labor would impede the ability of the Company to conduct operations and generate revenues.


         THE COMPANY MAY BE UNABLE TO OBTAIN PRODUCT FOR INSTALLATION WORK FROM SUPPLIERS, CAUSING AN INABILITY TO PRODUCE REVENUE AND POTENTIAL CLIENT LITIGATION.

         The Company requires a high volume of quality products that are procured from, and assembled by, third party suppliers. The Company's reliance on suppliers, as well as industry supply conditions generally, involves risks, including the possibility of defective product, shortage of product, increases in costs and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. Freight costs for heavy paver materials also impact the choice of supplier. Occasionally, products may be subject to allocations and the Company may experience difficulty in obtaining sufficient quantities of such products. In some cases, alternative sources of supply may not be readily available. Where alternative sources are not available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays. The lack of availability of timely and reliable supply of products from these sources could adversely affect the Company's business. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if it believes it is advantageous to do so due to performance, quality, support, delivery, capacity, location, or price considerations. The Company, where applicable, relies on one supplier of certain product lines, based upon location and contractual obligations.

         Based on these factors, there can be no assurance that all necessary products will be readily available or available at suitable prices. The Company can provide no assurance it will not suffer any business disruption from an inability to obtain necessary supplies in a cost efficient and timely manner. The interruption in supply availability could have a material adverse effect on the Company's reputation, financial condition and operations.

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


         THE COMPANY AND ITS SHAREHOLDERS FACE RISKS ASSOCIATED WITH CONCENTRATION OF OWNERSHIP BY MANAGEMENT.

         Control of the common stock of the Company and associated voting rights are concentrated in the hands of Maurice Sigouin, the Chairman of the Board of Directors, Chief Executive Officer, and President of the Company. Management and the majority of the directors of the Company may face the risk of having a conflict of interest. There can be no assurance that shareholders of the Company will not be negatively affected by the concentration of ownership of the Company's common stock by the management and directors of the Company.


         THE COMPANY HAS NOT AND MAY NOT PAY DIVIDENDS TO SHAREHOLDERS.

         The Company has not paid dividends to shareholders in the past. The Company intends to retain future earnings, if any, for corporate purposes, and does not anticipate declaring or paying any cash dividends in the foreseeable future. Accordingly, there is no assurance that any dividends will ever be paid by the Company.


         THE COMPANY COULD FACE CLAIMS OF PRODUCT LIABILITY, PERSONAL INJURY OR OTHER LEGAL CLAIMS.

         In conducting its business, the Company faces the typical risks involved in construction-oriented businesses. These risks include, but are not limited to, the potential for product damage, personal injury, automobile accidents, breaches of contract, and other legal issues. The Company maintains product liability and automobile insurance. There can be no assurance that the Company will be able to obtain or maintain insurance on acceptable terms such that any insurance will provide adequate coverage against potential liabilities. A loss of insurance coverage or the assertion of a product liability claim would likely materially adversely affect the Company's business, financial condition and results of operations.


         COMPETITION COULD IMPAIR THE COMPANY'S FINANCIAL CONDITION AND OPERATIONS.

         Competition in the construction industry is intense. Within the paver installation business, the Company has experienced intense competition, affecting margins negatively. Competition may become more intense as a result of the introduction of new competitors, consolidation, price discounting, and possibly weakening demand. Furthermore, to compete successfully, the Company must attract and retain a sufficient number of management, sales and technical personnel with high levels of relevant skills and meaningful experience. There can be no assurance that the Company will be able to attract and retain sufficient numbers of personnel as the need for such employees increases with the Company's anticipated growth, or maintain or improve its current position with respect to any of these or other competitive factors.

         In addition, many potential competitors have significantly greater financial, technical, marketing and other resources than the Company. No assurance can be made that current and/or future competitors will not provide products or services that could be more attractive to consumers than those provided by the Company or that the Company we will be able to respond adequately to competitive challenges. If the Company is unable to respond adequately to competitive challenges or establish a sustainable competitive advantage, it may lose market share or be forced to lower prices to unprofitable levels.


         NEW LAWS AND REGULATIONS COULD NEGATIVELY IMPACT THE INDUSTRY, CAUSING INCREASED COSTS AND DECREASED OPPORTUNITIES TO EARN REVENUE.

         The Company may face limits on its ability to conduct its business due to legal and regulatory constraints. These include, without limitation, securities, environmental, labor, and antitrust regulation. The impact of regulatory scrutiny or constraints could negatively impair existing or future business.

         THE COMPANY'S STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

         The market price for the Company's common stock may fluctuate significantly in response to a variety of influences, including, without limitation: variations in quarterly operating results; changes in financial estimates by securities analysts; changes in market valuation of competitors or perceived competitors; changes in market valuation of companies in the concrete paver or architectural landscape and design industries; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; sales of the Company's securities, including short sales, or termination of stock transfer restrictions; and fluctuations in trading volume, which are particularly common among companies listed on the Over-the-Counter Bulletin Board. These factors have a negative impact on the liquidity and sales price of the Company's common stock. The Company cannot grant any assurance that its common stock will not suffer extreme price fluctuations, or steep declines in liquidity or stock price, nor can there be assurance that the Company's stock will achieve the necessary volume or liquidity to permit ready sales at acceptable price levels.


         SALES OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD IMPAIR THE ABILITY TO COMPLETE SUCCESSFUL FINANCING EFFORTS.

         The sale of shares of the Company's common stock in the public market could cause a reduction in the market price of its common stock. In addition, there is a limited trading market for the Company's common stock, and the Company has traded under the current name only since December 17, 2001. Eventual sales by stockholders of the Company's common stock in the public market once transfer restrictions are lifted could materially adversely affect the prevailing market price for the Company's common stock. The sale or availability for sale of substantial amounts of the Company's common stock could adversely affect the market demand and price for the common stock. In addition to the number of shares of common stock currently outstanding, which may be available for future resale, the existence of a substantial number of derivative securities, such as options or warrants, may also adversely affect the market demand and price for the Company's common stock.


         AN INVESTMENT IN THE COMPANY IS SPECULATIVE AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT IN THE COMPANY.

         An investment in the Company must be considered to be speculative in nature. The Company cannot give assurance that investors will realize a return on their investment or that its stockholders will not lose a portion or all of their investments in the Company. In the event that the Company is forced to dissolve or commence insolvency proceedings, any proceeds from the liquidation of assets will be distributed to stockholders only after the satisfaction of the claims of creditors. The ability to recover all or any portion of an investment in the Company's capital stock would depend upon the amount of the dissolution proceeds.


         THE COMPANY'S COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

         The Company's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

o                 With a price of less than $5.00 per share;

o                 That are not traded on a "recognized" national exchange;

o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company's stock price to decline.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's main office is located in Pompano Beach, Florida. The office is occupied pursuant to a lease with monthly lease payments of approximately $7,000. The Company is party to an additional nine leases for office space in each of the primary branch locations in which it conducts operations.


ITEM 3.  LEGAL PROCEEDINGS

         The officers and directors of the Company believe that, to the best of their knowledge, neither the Company nor any of its officers and/or directors are parties to any legal proceeding or litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company has been traded in the Over-the-Counter Bulletin Board ("OTCBB") market since September 1999 and is quoted on the OTCBB maintained by the National Quotation Bureau, Inc. under the symbol "PVNG". The high and low sales prices of the common stock, as traded in the OTCBB market, on December 31, 2002, were both approximately $0.53. The quarterly range of high and low prices for the past three years were as follows:

         CALENDAR YEAR                   HIGH BID              LOW BID
         ---------------------------  --------------     --------------
         ENDED DECEMBER 31, 2001*
         1st Quarter                        3.99                  0.93
         2nd Quarter                        1.20                  0.27
         3rd Quarter                        3.86                  0.28
         4th Quarter                        8.65                  0.93
         ENDED DECEMBER 31, 2002
         1st Quarter                        1.20                  0.20
         2nd Quarter                        0.60                  0.20
         3rd Quarter                        0.88                  0.18
         4th Quarter                        0.95                  0.51


*Adjusted for 133:1 reverse stock split effected at the close of business on December 17, 2001.


         These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.

         The Company paid no dividends on its common stock as of December 31, 2002. The Company intends to retain earnings and does not intend to pay a dividend on its common stock for the foreseeable future. On December 17, 2001, the Company effected a reverse stock split in which every one hundred and thirty-three (133) shares of common stock was to be exchanged for one (1) share of common stock of the Company. Any fractional shares were to be rounded up to the nearest whole share.

         Between June 2000 and October 2000, the Company sold in private sales a total of 5,452,598 shares of common stock for total cash consideration of $327,500. In the fourth quarter of 2000, the Company sold 1,021,034 shares of common stock for the settlement of debts and the purchase of debts of our subsidiaries totaling $207,800. The Company believed that the stock was exempt from registration under the Securities Act of 1933, as amended.

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

         From January to June 2002, the Company issued 456,500 shares of common stock to a consultant. These shares were valued at $292,800.

         On July 15, 2002, the Company issued 35,000 shares as employee bonuses, and cancelled 500 of these shares on September 19, 2002. These shares were valued at $0.21 per share for a total of $7,244.

         On November 6, 2002, the Company issued 1,000,000 commitment shares to an underwriter pursuant to a stock purchase agreement dated November 4, 2002. These shares were valued at $0.68 per share for a total of $680,000.

         Subsequent to the fiscal year ended December 31, 2002, the following shares were issued:

o From January 21st through January 28, 2003, 260,000 shares were issued to consultants for services performed. These shares were valued at $135,500.

o From February 28th through April 1, 2003, 1,888,700 shares were issued pursuant to shares registered in an S-8 for an Employee common stock Plan and a Director common stock Plan. These shares were valued at $585,870.

o From March 20, 2003 to March 27, 2003, 400,000 shares were issued to outside vendors. These shares were valued at $74,000.


ITEM 6.  SELECTED FINANCIAL DATA

         The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes appearing in Item 8.

                                 SELECTED FINANCIAL DATA
                                 -----------------------
                                                             RESULTS FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                           2002              2001             2000              1999             1998
                                         (ACTUAL)           (ACTUAL)           (ACTUAL)        (ACTUAL)        (ACTUAL)
-----------------------------------      --------------   ---------------- ----------------- -------------- ------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:

Net Sales                                 $13,080,344        $8,114,553       $3,435,249            $8,874     N/A
Cost of Sales                              10,075,109         5,912,677        2,429,973             8,205     N/A
Gross Profit                                3,005,235         2,201,876        1,005,276               669     N/A
Operating Expenses                          5,987,272         7,637,034          898,522         2,830,623     N/A
Interest Expense                            (200,552)         (171,860)        (101,397)          (26,674)     N/A
Other Expense                                (58,773)                --            (905)                --     N/A
(Loss)Income from Continuing
  Expenses                                (3,272,157)       (5,607,018)            4,452        (2,850,093)    N/A
Discontinued Operations                   (3,661,205)          (93,662)          220,448                --     N/A
Net (Loss)Income                          (6,933,362)       (5,700,680)          224,900        (2,850,093)    N/A



                                                             RESULTS FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                           2002              2001             2000              1999             1998
                                         (ACTUAL)           (ACTUAL)           (ACTUAL)        (ACTUAL)        (ACTUAL)
-----------------------------------      --------------   ---------------- ----------------- -------------- ------------

(LOSS) PER SHARE DATA:
(Loss)Income from Continuing
  Operations                                  $(0.13)           $(0.35)            $0.00           $(0.02)        N/A
(Loss)Income from Discontinued
  Operations                                   (0.15)            (0.00)           (0.01)                --        N/A
Weighted Average Shares Outstanding
  (Basic and Diluted)                      24,915,135        16,268,686       16,040,000        99,066,558        N/A


CONSOLIDATED BALANCE SHEET DATA:
Total Assets                                4,088,860         6,940,390                                           N/A
Long-Term Liabilities                         904,861           140,354                                           N/A

SELECTED QUARTERLY FINANCIAL DATA


                      Year ended December31             First             Second           Third        Fourth          Total
                                                       Quarter            Quarter         Quarter      Quarter           Year
                      ---------------------       ----------------   --------------- -------------- -------------   -------------
                      2002
                      Net sales                   $      2,533,872   $     4,084,667 $    4,019,566 $   2,442,239   $ 13,080,344
                      Gross profit                         763,415         1,417,663        557,637       266,520      3,005,235
                      Earnings before income
                         taxes                            -266,716           599,763       -891,009    -2,683,400     -3,241,362
                      Net earnings                        -266,716           599,763       -891,009    -2,714,195     -3,272,157
                      Earnings per share
                            Basic                  $          -.01   $           .01 $         -.03 $        -.10   $       -.13
                                                   ----------------   --------------- -------------- -------------   -------------
                            Diluted                $          -.01   $           .01 $         -.03 $        -.10   $       -.13
                                                   ----------------   --------------- -------------- -------------   -------------

                      2001
                      Net sales                    $      1,141,087  $     2,041,754 $    2,217,961 $   2,713,751   $  8,114,553
                      Gross profit                          180,023          661,076        586,607       774,170      2,201,876
                      Earnings before income
                         taxes                             -204,294          -98,083       -157,060    -5,147,581     -5,607,018
                      Net earnings                         -204,294          -98,083       -157,060    -5,147,581     -5,607,018

                      Earnings per share
                            Basic                  $           -.01  $          -.01 $        -.01  $        -.32   $       -.35
                                                   ----------------   --------------- -------------- -------------   -------------

                            Diluted                $           -.01  $          -.01 $        -.01  $        -.32   $       -.35
                                                   ----------------   --------------- -------------- -------------   -------------

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates and foreign currency exchange rates. The Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

         The Company generally conducts business, including sales to foreign customers, in U.S. dollars and, as a result, has limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

         We began in 1990 in our first office in Florida, and by mid 2002, grew to multiple offices in several states. Our objective, especially during the last few years of this growth period, was to expand aggressively outside of Florida and create a national footprint. By 2002, we had successfully achieved this objective and became an authorized installer for a national retailer in certain markets.

         Beginning in December 2002, after careful evaluation of year-to-date results, we decided to cease operations in Florida and New England, as we believe these to be unprofitable markets at this time. This downsizing occurred throughout the first quarter of 2003. We also consolidated our three California expansion offices into one central office, to reduce costs. Losses from these markets in 2002 exceeded $5 million.

         Going forward, we intend to focus on our more profitable markets around the country and intend to continue to expand in selected areas. We remain an authorized installer for a national retailer in certain areas, and currently operate 10 offices in 8 states.

         The following explanations reflect continuing operations.

FINANCIAL CONDITION

         Total assets as of December 31, 2002 were $1,575,240 a decrease of 25.9%, or $551,727, from total assets of $2,126,967 at December 31, 2001. The decrease is primarily attributable to a reduction in net receivables of $542,583 as a result of stronger collections efforts in all of our offices.

         Current liabilities increased by $1,390,523 from $3,784,251 at December 31, 2001 to $5,174,774 at December 31, 2002. The increase is primarily attributable to increased accounts payable and accrued expenses of $1,261,997 and increased billings in excess of costs on uncompleted contracts of $174,435. These increases were due to the continued growth and expansion in California, Arizona and Nevada.

         Stockholder's equity decreased from $14,368 at December 31, 2001 to $(5,663,225) at December 31, 2002, a decrease of $5,677,593. The decrease is primarily attributable to a net operating loss including discontinued operations of $6,933,362 in 2002.


RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2002 was $13.1 million as compared to $8.1 million for the year ended December 31, 2001, an increase of $5.0 million or 61.2%. This increase was primarily attributable to the Company's growth and expansion in California, Arizona and Nevada.

         Net sales for the year ended December 31, 2001 was $8.1 million as compared to $3.4 million for the year ended December 31, 2000, an increase of $4.7 million or 136%. The increase was due to expansion and growth in Arizona, Nevada and Georgia.

         Cost of sales for the year ended December 31, 2002 was $10.1 million as compared to $5.9 million for the year ended December 31, 2001, an increase of $4.2 million or 70.4%. This increase is primarily attributable to the Company's increased selling efforts and expansion in California, Arizona and Nevada. Gross margins decreased from 27% to 23% largely due to increased labor and materials in California and Georgia.

          Cost of sales for the year ended December 31, 2001 was $5.9 million as compared to $2.4 million for the year ended December 31, 2000, an increase of $3.5 million or 143%. The increase parallels the revenue increase.

         Selling, general and administrative expresses for the year ended December 31, 2002 was $5.7 million as compared to $2.5 million for the year ended December 31, 2001, an increase of $3.2 million or 134%. This increase is primarily attributable to the Company's growth and expansion in California, Arizona and Nevada. This included increases in personnel, facilities and vehicle expenses.

         Selling, general and administrative expenses for the year ended December 31, 2001 was $2.4 million as compared to $0.9 million for the year ended December 31, 2000, an increase of $1.5 million or 173%. The increase is due to expansion and growth in Arizona, Nevada and Georgia including increased personnel, vehicle and facility expenses.

         We incurred a net loss from continuing operations of $3.3 million for the year ended December 31, 2002 as compared to a net loss of $5.6 million for the year ended December 31, 2001, a decrease of $2.3 million or 41.6%. This decrease was primarily attributable to a one-time charge of $5,187,600 in 2001 pertaining to stock to be issued to advisors and a director. This was offset by increased losses in the expansion markets of California, Nevada and Georgia/Mid-Atlantic.

     We incurred a net loss from continuing operations of $5,607,018 for the twelve months ended December 31, 2001, compared with net income of $4,452 for the twelve months ended December 31, 2000. The decrease of $5,611,470 was primarily due to the one time non-cash charge of $5,187,600 described above.


LIQUIDITY AND CAPITAL RESOURCES


         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

         Our total assets at December 31, 2002 were $4,088,860 compared with $6,940,390 at December 31, 2001, a decrease of $2,851,530 or 41.6%. These balances include net assets from discontinued operations of $2,513,620 at December 31, 2002 and $4,813,423 at December 31,2001, a decrease of $2,299,803 or 47.8%, primarily the result of a reduction in our Florida business. Our total assets excluding discontinued operations were $1,575,240 and $2,126,967, respectively, at December 31, 2002 and December 31, 2001, a decrease of $551,727 or 25.9%. This decrease was primarily due to a reduction in accounts receivable of $542,583, which was a result of increased collections efforts. Total assets at December 31, 2002 were comprised mainly of $1,261,801 of accounts receivable, $159,335 of cost in excess of billings on uncompleted contracts and $108,111 of property and equipment. Total assets at December 31, 2001 were comprised principally of $1,804,384 of accounts receivable, $151,929 of cost in excess of billings on uncompleted contracts and $73,039 of property and equipment. Total current assets at December 31, 2002 and December 31, 2001 amounted to $3,955,133 and $6,841,551, respectively, while total current liabilities for those same periods amounted to $8,847,224 and $6,785,668 respectively, creating a working capital deficit of $4,892,091 at December 31, 2002 and a working capital surplus of $55,883 at December 31, 2001. The working capital deficit at December 31, 2002 is principally attributable to operating losses in 2002. Total liabilities at December 31, 2002 and December 31, 2001 were $9,752,085 and $6,926,022, respectively, representing an increase of 2,826,063 or 40.8%. This increase is primarily due to increased accounts payable and accrued expenses as described above of $1,261,997, increased borrowings under a line of credit of $262,317 and borrowings under a note payable from a related party of $700,000. In addition, net liabilities from discontinued operations increased by $671,033, primarily the result of accrued liabilities resulting from discontinued operations. Shareholders' equity (capital deficit) at December 31, 2002 and December 31, 2001 was ($5,663,225) and $14,368, respectively, representing a decrease of $5,677,593. The decrease is due to current year losses.

         During 2002, we relied principally upon the proceeds of a $1,000,000 private equity financing, proceeds from a $700,000 note payable to a related party and increased borrowings of $262,317 under a line of credit to fund our working capital requirements and capital expenditures. Our Company's net cash used in operating activities for the year ended December 31, 2002 was $1,583,086, compared to cash used in operating activities of $531,700 for the year ended December 31, 2001, an increase of $1,051,386. This increase resulted from operating losses incurred in 2002.

         Our Company's net investing activities for the year ended December 31, 2002 used cash of $3,094.

         Our Company's net cash provided by financing activities for the year ended December 31, 2002 was $1,567,080 compared to $609,603 for the year ended December 31, 2001, an increase of $957,477 or 157.1%. The primary sources of financing in 2002 were proceeds from the sale of common stock of $1,000,000, proceeds from a note payable from a related party of $700,000 and proceeds from a line of credit of $262,317. These were offset by payments on a shareholder loan, payments on notes payable and capital lease payments all totaling $395,237.

         Our Company has no assured available financial resources to meet its December 31, 2002 working capital deficit of $4,892,091 and future operating costs. If our Company is unable to fund its working capital deficit and future operating costs through operating activities, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

         To improve our cash flow, beginning in December 2002, we discontinued our operations in Florida and New England, and consolidated our three California offices into one central office. These markets accounted for over $5 million of losses in 2002. In addition, we substantially reduced administrative costs at our headquarters through the elimination of several personnel. We continue our efforts to raise capital through the sale of stock and are currently in discussions with several institutions.

         On November 4, 2002, we entered into a common stock purchase agreement with a private equity fund to sell up to $15 million of common stock over a period of 30 months, after an applicable registration statement became effective. In the agreement, the equity fund had the option to terminate the agreement if the applicable registration statement had not become effective as of February 1, 2003. In April 2003, the equity fund exercised its option and terminated the agreement. We currently are in discussions with other funds to set up a similar financing instrument.


         Going Concern Qualification

         Our auditors stated in their report to our financial statements for the years ended December 31, 2002, and 2001, that our losses in 2002 and our working capital and stockholder deficiency at December 31, 2002 raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2002 and 2001, we incurred losses of $6,933,362 and $5,700,680, respectively, and had an accumulated deficit of $12,161,817 and $5,228,455, respectively. We believe that our ongoing operations will generate adequate cash flow to continue in the paver installation business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CRITICAL ACCOUTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our consolidated financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

- Estimated allowance for uncollectible accounts receivable;

- Estimates regarding percentage of completion on uncompleted contracts

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2002 and 2001 for the years ended December 31, 2002, 2001 and 2000. During the year ended December 31, 2002, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.


ITEM 8.  FINANCIAL STATEMENTS

         The financial statements and audit report of the Company's independent auditors are attached as an exhibit to this Report (see Item 13). In addition, the managements' discussion and analysis discusses the financial condition of the Company (see Item 6).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                          PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Upon consummation of the Acquisition on December 17, 2001 (see Item 1 above), all of the directors of the Company resigned. The resignations did not result from any disagreement with PVNG or its management. In accordance with the Acquisition Agreement (see Item 1 above), Maurice F. Sigouin was appointed Chairman of the Board of Directors, and Jace Simmons was appointed a director. On August 27, 2002, Jack Hight, John Zeeman and Richard Tilghman were appointed as outside directors.

         Terms for the following directors of the Company last until the Company's next stockholders' meeting and until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. Below is a description of the Company's directors and officers.

         MAURICE F. SIGOUIN, 52, was the sole shareholder and founder of the Paving Stone Companies, where he served as their Chief Executive Officer, President, and Chairman of the Board of Directors. Born in Montreal, Canada, in 1951, Mr. Sigouin graduated from the University of Quebec at Montreal in 1972 with a degree in Physical Education. Since 1975, Mr. Sigouin has been employed in the construction industry. In 1990, Mr. Sigouin organized the Paving Stone Company of Florida, Inc. During the 1990s, Mr. Sigouin expanded the business to new locations in Florida, and later added additional offices in other states. Upon consummation of the Acquisition, Mr. Sigouin was appointed to serve as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and received 16,040,000 shares of the common stock of the Registrant.

         JACE SIMMONS, 46, served as the Vice President and Chief Financial Officer of the Paving Stone Companies of Florida. Upon consummation of the Acquisition, he was appointed the Executive Vice President, Chief Financial Officer, and a Director of the Company. In 1978, Mr. Simmons graduated from the University of Texas at Austin with a Bachelors of Business Administration in Accounting. He earned his certified public accounting license shortly thereafter. Upon graduating from college, Mr. Simmons joined Arthur Andersen and Company, a then-nationally recognized, "Big 5" accounting firm. He spent five years working as a public auditor, during which time he participated in several SEC engagements and developed auditing and accounting expertise. From May 1983 to March 2000, Mr. Simmons served as Chief Financial Officer at three separate divisions of Coldwell Banker Real Estate Company, a subsidiary of Cendant. From April 2000 to May 2000, Mr. Simmons acted as an independent consultant. In June 2000, Mr. Simmons joined the Paving Stone Companies as its Chief Financial Officer. In connection with the Acquisition, Mr. Simmons received 1,320,000 shares of common stock of the Registrant.

         JOHN ZEEMAN, 74, was appointed a director on August 27, 2002. Mr. Zeeman, one of the founding shareholders and an original member of the Board of Directors of MCI Communications, Inc. (which later merged with WorldCom to become MCI-WorldCom) has more than 35 years of experience in many areas of business operations, including management, corporate finance, working with venture capital for small and medium sized companies and the hands-on management of small emerging companies. He currently serves on the Board of Directors of Oncure Technologies Corp., a leading national provider of outpatient cancer care, where he is chairman of the Audit Committee. He is also on the Board of Directors of Priva Technologies, Inc., a developer of unique security systems for financial transactions and on the Board of Enzybiotics Inc., a developer of enzyme platform technology providing solutions against pathogens resistant to antibiotics as well as against bio warfare agents. Since 1973 he has served as chairman of Mariner Financial Corporation, Inc., a financial consulting firm that provides strategic planning and financing through its investment banking work. In this capacity, he has served since 1989 as chairman of the Executive Committee of Teklicon, Inc., a high technology consulting firm company in Mountain View, California. He has held numerous leadership positions in small companies throughout his illustrious career.

         JACK HIGHT, 77, was appointed a director on August 27, 2002. Mr. Hight has more than 40 years experience in creating and leading information technology companies, including some 34 years as president and chairman of four corporations, three of which were eventually merged into companies listed on the New York Stock Exchange. He is chairman of the board at Modus Operandi, Inc., and was founder and chairman of the board at Intec Systems, Inc. Mr. Hight was a co-founder and president of Electronic Data Systems Federal Corporation, which merged with Electronic Data Systems (EDS) in 1968. He currently is chairman of Seisint, an information products and services company that provides real time access to billions of data records that are used to support mission critical business decisions. He previously served as an assistant to two U.S. Senators and has also served as CEO, president or chairman of eight information technology based companies, two of which merged into New York Stock Exchange listed companies.

         RICHARD K. TILGHMAN, 53, was appointed a director on August 27, 2002. Mr. Tilghman, attended Boston University following his service in the U.S. Marine Corp. He was formerly a member of the sales department of Alco Standard, and founded a successful Sacramento, California-based copy and print company that he operated for 13 years. Since 2000 he has focused on real estate investments and currently operates a family-owned investment company and a yacht charter company.

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


ITEM 11.  EXECUTIVE COMPENSATION

         The following table contains information regarding the compensation for services rendered by the current officers and directors of the Company. Currently, the Company has two officers and five directors.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG - TERM COMPENSATION
                                         ----------------------                 ---------------------------
                                                                                          PAYOUTS
                                                                                ---------------------------
                                                                                 RESTRICTED
                                                                 OTHER ANNUAL    UNDER-LYING    SECURITIES      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR       SALARY       BONUS    COMPENSATION   OPTIONS/SAR'S  LTIP PAYOUTS   COMPENSATION
-----------------------------   ------- ------------ --------- -----------   ---------------- ------------ ---------------

Maurice Sigouin                   2002    $  221,000     $    0  $       0                  0              0              0
CEO, Chairman, President          2001    $ 180,000(1)   $    0  $  44,000 (2)              0              0              0
                                  2000    $ 180,000(1)   $    0  $  44,000 (2)              0              0              0

Jace Simmons                      2002    $  141,550     $    0  $      0                   0              0              0
CFO, Director                     2001    $  130,000     $    0  $      0                   0              0     $1,729,200(11)
                                  2000    $   75,833 (3) $    0  $      0                   0              0              0

Daniel J. Mackell                 2002           N/A        N/A       N/A                 N/A            N/A              0
Former CEO                        2001    $        0     $    0  $       0 (4)      $  77,500 (5)          0              0
                                  2000    $        0     $    0  $ 100,000 (6)              0       4,000,000(7)          0

David W. Kenner                   2002           N/A        N/A       N/A                 N/A            N/A              0
Former CEO                        2001    $        0     $    0  $       0          $       0              0              0
                                  2000    $   42,000     $    0  $       0          $       0     24,970,087(7)           0

William G. Head                   2002           N/A        N/A        N/A                N/A            N/A              0
Former CEO                        2001    $        0     $    0  $       0                  0              0              0
                                  2000    $   60,000     $    0  $       0                  0        125,000(8)           0

Sean W. Daly                      2002           N/A        N/A        N/A                N/A            N/A              0
Former Secretary                  2001    $        0     $    0  $       0                  0         85,500(9)           0
                                  2000    $        0     $    0  $       0                  0     10,300,000(7)           0

William Stilley                   2002           N/A        N/A        N/A                N/A            N/A              0
Former Interim CFO                2001    $   24,000(10) $    0  $       0                  0              0              0
                                  2000    $   30,000     $    0  $       0                  0              0              0

(1) Prior to the Acquisition, Mr. Sigouin received wages of $36,000 per year on a W2 and capital distributions from the "S" corporations of $144,000.


(2)  Mr.  Sigouin  received   reimbursement  of  certain   expenses,   including
     automobile expenditures and travel related expenses.


(3)  Mr. Simmons joined the Company in June 2000.

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

(11)     Restricted stock issued as a result of the acquisition.

         The Company has entered into employment agreements with each of the officers of the Company. The agreements call for the payment of set salaries, in addition to cash bonuses and certain benefits, as well as options to purchase additional shares of the common stock of the Company.


                        AGGREGATED OPTIONS/SAR EXERCISES

                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                                                NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                         SHARES                                UNDERLYING UNEXERCISED         IN-THE-MONEY
                                       ACQUIRED ON              VALUE              OPTIONS/SAR'S             OPTIONS/SAR'S
NAME                                    EXERCISE            REALIZED ($)       AT FISCAL YEAR END(1)     AT FISCAL YEAR END(2)


Maurice Sigouin                             -0-                  -0-          Exercisable:           0         $ 0
                                            -0-                  -0-          Unexercisable:         0           0

Jace Simmons                                -0-                  -0-          Exercisable:           0         $ 0
                                            -0-                  -0-          Unexercisable:         0           0


---------------------------------

(1) These grants represent options to purchase common stock. No SAR's have been granted.


(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of December 31, 2002.


         The following table contains information regarding grants of stock options made during the year ended December 31, 2002 to our Company's executive officers.


OPTION/SAR GRANTS TABLE

                                                               % TOTAL
                                    NO. OF SECURITIES       OPTIONS/SAR'S
                                        UNDERLYING           GRANTED TO
                                      OPTIONS/SAR'S         EMPLOYEES IN       EXERCISE OR BASE PRICE
              NAME                     GRANTED (#)         FISCAL YEAR (%)         ($ PER SHARE)            EXPIRATION DATE

Maurice Sigouin                             0                   0%                     $  0                   N/A
                                          -----               -----                    -----                 -----

Jace Simmons                                0                    0%                    $  0                   N/A
                                          -----               -----                    -----                 -----

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of May 1, 2003, as to (i) each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of our Company as a group.

         For the purpose of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 1, 2003. Shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

                                                                                       AMOUNT AND
                                          NAME AND ADDRESS OF                          NATURE OF
TITLE                                     BENEFICIAL OWNER                          BENEFICIAL OWNER      PERCENT OF CLASS
-------------------                    -------------------------                  ----------------------   ----------------

Common Stock                              Maurice F. Sigouin                           16,040,000               61.27
                                          1760 N.W. 22nd Court,
                                          Pompano Beach, FL  33069

Common Stock                              Paver Installation LP                         4,000,000                14.7

Common Stock                              Jace Simmons                                  1,320,000                 5.0
                                          1760 N.W. 22nd Court,
                                          Pompano Beach, FL  33069


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) The Company is party to two lease agreements for offices located in Pompano Beach, Florida and Vero Beach, Florida with Paving Stone Properties, Inc., of which Maurice F. Sigouin is the sole shareholder. In addition, the Company is a co-borrower with Paving Stone Properties, Inc., on a loan secured by the real property constituting the aforementioned offices in Pompano Beach and Vero Beach.

         (b)      REPORTS ON FORM 8-K.

         During the first quarter of 2002, the Company filed with the Securities and Exchange Commission the following current reports on Form 8-K regarding events that occurred during the fiscal year ended December 31, 2001:

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

         During the fourth quarter of 2002, the Company filed with the Securities and Exchange Commission the following current reports on Form 8-K:

         Form 8-K, filed on November 8, 2002, regarding a $15 million common stock purchase agreement dated November 5, 2002.

         Form 8-K, filed on December 31, 2002, regarding a clarification with respect to statements made in a telephone conference call about the common stock purchase agreement dated November 5, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

         QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

         In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.


Exhibit 2 Acquisition Agreement (see Item 1): See Report on Form 8-K, filed with the Securities and Exchange Commission on
                    October   17,   2001  and   exhibits   thereto,   which  are
                    incorporated herein by reference.

Exhibit 16 Letter regarding change in accountants (see Item 8): See Reports on Forms 8-K, 8-K/A, and 8-K/A2, filed with the Securities and Exchange Commission on January 4, January 22, and March 28, 2002, respectively, and exhibits thereto, which are incorporated herein by reference. Forms 10Q dated M ay, 15, 2002, August 14, 2002, and November 14, 2002.

Exhibit 22 Report on matters submitted to vote (see Item 4): See Form 14C, filed with the Securities and Exchange Commission October 25, 2001, and amendments thereto, filed on November 15, 19, 21 and 26, 2001, which are incorporated herein by reference.

Exhibit 99          Audit Report and Financial Statements, annexed hereto.

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to Weinberg & Co. P.A. for audit services in 2002 were $89,754. There were no other services provided by this firm.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PAVING STONE CORPORATION



Dated:   May 6, 2003             By:      /S/ MAURICE F. SIGOUIN
                                           ---------------------------
                                           Maurice F. Sigouin, Chairman of
                                           the Board of Directors, Chief
                                           Executive Officer and President


Dated:   May 6, 2003             By:      /S/ JACE SIMMONS
                                           ----------------------
                                           Jace Simmons, Executive Vice
                                           President-Finance, Chief Financial
                                           Officer, and Director

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


         I, Maurice P. Sigouin, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Paving Stone Corporation;

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


Date:    May 6, 2003              By:      /S/ MAURICE P. SIGOUIN
                                           ----------------------------
                                            Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


         I, Jace Simmons, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Paving Stone Corporation;

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

Date:    May 6, 2003                  By:  /S/ JACE SIMMONS
                                          -----------------------
                                           Chief Financial Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Paving Stone Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                                    /S/ MAURICE P. SIGOUIN
                                                    ------------------------
                                                    Maurice P. Sigouin
                                                    Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Paving Stone Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                                        /S/ JACE SIMMONS
                                                        ------------------------
                                                        Jace Simmons
                                                        Chief Financial Officer

                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


                    PAVING STONE CORPORATION AND SUBSIDIARIES

                                    CONTENTS
                                    --------


PAGE                 1         INDEPENDENT AUDITORS' REPORT

PAGE                 2         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE                 3         STATEMENTS  OF  OPERATIONS   FOR  THE  YEARS  ENDED   DECEMBER  31,  2002  AND  2001
                               (CONSOLIDATED) AND 2000 (COMBINED)

PAGES              4 - 5       STATEMENTS  OF  CHANGES IN  STOCKHOLDERS'  (DEFICIENCY)  EQUITY FOR THE YEARS  ENDED
                               DECEMBER 31, 2002 AND 2001 (CONSOLIDATED) AND 2000 (COMBINED)

PAGES              6 - 7       STATEMENTS  OF  CASH  FLOWS  FOR  THE  YEARS  ENDED   DECEMBER  31,  2002  AND  2001
                               (CONSOLIDATED) AND 2000 (COMBINED)

PAGES              8 - 22      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

TO THE BOARD OF DIRECTORS OF:
PAVING STONE CORPORATION AND SUBSIDIARIES

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF THE PAVING STONE COMPANY AND SUBSIDIARIES AS OF DECEMBER 31, 2002 AND 2001 AND THE RELATED STATEMENTS OF INCOME, CHANGES IN STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (CONSOLIDATED) AND 2000 (COMBINED). THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH AUDITING STANDARDS GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THESE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDITS TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF PAVING STONE CORPORATION AND SUBSIDIARIES AS OF DECEMBER 31, 2002 AND 2001, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (CONSOLIDATED) AND 2000 (COMBINED), IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 16 TO THE FINANCIAL STATEMENTS, THE COMPANY HAS A NET LOSS OF $6,933,362, A NEGATIVE CASH FLOW FROM OPERATIONS OF $1,583,086 A WORKING CAPITAL DEFICIENCY OF $4,892,091 AND A STOCKHOLDERS' DEFICIENCY OF $5,663,225. THESE FACTORS RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS CONCERNING THIS MATTER ARE ALSO DESCRIBED IN NOTE 16. THE ACCOMPANYING FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.



WEINBERG & COMPANY, P.A.

BOCA RATON, FLORIDA

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001



                                      ASSETS
                                     --------
                                                                                             2002                    2001
                                                                                       ------------------      -----------------
CURRENT ASSETS
 CASH                                                                               $            15,639     $           34,739
 ACCOUNTS RECEIVABLE - NET OF ALLOWANCES                                                      1,261,801              1,804,384
 COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                                           159,335                151,929
 PREPAID EXPENSES                                                                                 4,738                 37,076
 NET ASSETS OF DISCONTINUED OPERATIONS                                                        2,513,620              4,813,423
                                                                                       ------------------      -----------------
        TOTAL CURRENT ASSETS                                                                  3,955,133              6,841,551
                                                                                       ------------------      -----------------


PROPERTY AND EQUIPMENT - NET                                                                    108,111                 73,039
                                                                                       ------------------      -----------------


OTHER ASSETS
 SECURITY DEPOSITS AND OTHER ASSETS - NET OF AMORTIZATION                                        23,225                 19,800
 OTHER LOANS / ADVANCES RECEIVABLE                                                                2,391                  6,000
                                                                                       ------------------      -----------------
        TOTAL OTHER ASSETS                                                                       25,616                 25,800
                                                                                       ------------------      -----------------


TOTAL ASSETS                                                                        $         4,088,860     $        6,940,390
                                                                                       ==================      =================


                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
                -------------------------------------------------
CURRENT LIABILITIES
 CASH OVERDRAFT                                                                     $            78,393     $           60,221
 LINES OF CREDIT                                                                              2,502,588              2,240,271
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        2,235,023                973,026
 ACCRUED STOCK COMPENSATION                                                                     102,123                   -
 CUSTOMER DEPOSITS PAYABLE                                                                         -                    38,047
 BILLINGS IN EXCESS OF COST ON UNCOMPLETED CONTRACTS                                            218,317                 43,882
 NOTE AND CAPITAL LEASE OBLIGATION PAYABLE - CURRENT PORTION                                     38,330                 33,111
 NOTES PAYABLE - STOCKHOLDER                                                                       -                   395,693
 NET LIABILITIES OF DISCONTINUED OPERATIONS                                                   3,672,450              3,001,417
                                                                                       ------------------      -----------------
        TOTAL CURRENT LIABILITIES                                                             8,847,224              6,785,668
                                                                                       ------------------      -----------------


LONG TERM LIABILITIES
 NOTE AND CAPITAL LEASE OBLIGATION PAYABLE                                                       61,814                 76,001
 NOTES PAYABLE - STOCKHOLDER                                                                    143,047                 64,353
 NOTE PAYABLE - RELATED PARTY                                                                   700,000                   -
                                                                                       ------------------      -----------------

        TOTAL LONG-TERM LIABILITIES                                                             904,861                140,354
                                                                                       ------------------      -----------------

TOTAL LIABILITIES                                                                             9,752,085              6,926,022
                                                                                       ------------------      -----------------


STOCKHOLDERS' (DEFICIENCY) EQUITY
 COMMON STOCK, $.00001 PAR VALUE, 150,000,000 SHARES AUTHORIZED, 26,177,382, AND
  2,260,083 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY                                             262                     23
 COMMON STOCK TO BE ISSUED, 779,300 AND 19,742,099 SHARES, RESPECTIVELY                               8                    197
 ADDITIONAL PAID-IN CAPITAL                                                                   6,498,322              5,242,603
 ACCUMULATED DEFICIT                                                                        (12,161,817)            (5,228,455)
                                                                                       ------------------      -----------------


TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                                                      (5,663,225)                14,368
                                                                                       ------------------      -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                             $         4,088,860     $        6,940,390
-------------------------------------------------------
                                                                                       ==================      =================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PAVING STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND
                     2001 (CONSOLIDATED) AND 2000 (COMBINED)


                                                                                   2002                 2001              2000
                                                                              (CONSOLIDATED)       (CONSOLIDATED)      (COMBINED)
                                                                            -------------------    -------------    -------------

NET SALES                                                                $         13,080,344   $    8,114,553   $    3,435,249

COST OF SALES                                                                      10,075,109        5,912,677        2,429,973
                                                                            -------------------    -------------    -------------

GROSS PROFIT                                                                        3,005,235        2,201,876        1,005,276

OPERATING EXPENSES
 SELLING, GENERAL AND ADMINISTRATIVE                                                5,731,503        2,449,434          898,522
 STOCK ISSUED FOR SERVICES                                                            980,044        5,187,600             -
 STOCK NOT ISSUED IN SETTLEMENT OF CONSULTING AGREEMENT                              (724,275)            -                -
                                                                            -------------------    -------------    -------------
       TOTAL OPERATING EXPENSES                                                     5,987,272        7,637,034          898,522
                                                                            -------------------    -------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                           (2,982,037)      (5,435,158)         106,754

                                                                            -------------------    -------------    -------------


OTHER EXPENSES
 INTEREST EXPENSE                                                                    (200,552)        (171,860)        (101,397)
 OTHER EXPENSE                                                                        (58,773)            -                (905)
                                                                            -------------------    -------------    -------------
       TOTAL OTHER EXPENSE                                                           (259,325)        (171,860)        (102,302)
                                                                            -------------------    -------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                           (3,241,362)      (5,607,018)           4,452

INCOME TAX EXPENSE                                                                    (30,795)            -                -
                                                                           -------------------    -------------    -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                           (3,272,157)      (5,607,018)           4,452

DISCONTINUED OPERATIONS
 (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                        (3,661,205)         (93,662)         220,448
                                                                            -------------------    -------------    -------------

NET (LOSS) INCOME                                                        $         (6,933,362)  $   (5,700,680)  $      224,900
-----------------
                                                                            ===================    =============    ============

NET (LOSS) INCOME PER SHARE: - BASIC AND DILUTED
 (LOSS) FROM CONTINUING OPERATIONS                                       $              (0.13)  $        (0.35)  $         0.00
 (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                             (0.15)           (0.00)            0.01
                                                                            -------------------    -------------    -------------
                                                                         $              (0.28)  $        (0.35)  $         0.01
                                                                            ===================    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE PERIOD - BASIC AND DILUTED          24,915,135       16,268,686       16,040,000
                                                                            ===================    =============    =============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    PAVING STONE CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (CONSOLIDATED) AND 2000
                                   (COMBINED)




                                    COMMON        COMMON    COMMON COMMON STOCK    ADDITIONAL               RETAINED  STOCKHOLDERS'
                                    STOCK         STOCK      STOCK  TO BE ISSUED    PAID-IN   SUBSCRIPTION  EARNINGS      EQUITY
                                OUTSTANDING    TO BE ISSUED   PAR       PAR         CAPITAL    RECEIVABLE   (DEFICIT)  (DEFICIENCY)
                                ------------- ------------- -------- --------- ------------- ------------ ------------   ----------

BALANCE, DECEMBER 31, 1999             -       16,040,000   $   -    $   160   $    50,739   $ (1,203)  $    798,045    $   847,741

IN-KIND CONTRIBUTION OF SERVICES       -             -          -        -          49,596       -              -            49,596

DISTRIBUTIONS TO STOCKHOLDERS          -             -          -        -             -         -          (196,528)     (196,528)

NET INCOME, 2000                       -             -          -        -             -         -           224,900        224,900
                                ------------- -------------   ------   -------  ------------  ---------   ------------   ----------


BALANCE, DECEMBER 31, 2000             -       16,040,000       -        160       100,335     (1,203)       826,417        925,709

CASH PAID FOR SUBSCRIPTION
 RECEIVABLE                            -             -          -        -             -        1,203           -             1,203

STOCK ISSUED FOR
 REORGANIZATION OF
 COTTAGE INVESTMENT, INC.         1,883,146       235,599      19        2         (45,293)      -              -          (45,272)

STOCK ISSUED FOR SERVICES           376,937     3,466,500       4       35        5,187,561      -              -         5,187,600

DISTRIBUTIONS TO STOCKHOLDERS          -             -          -        -             -         -          (354,192)     (354,192)

NET LOSS, 2001                         -             -          -        -             -         -        (5,700,680)   (5,700,680)
                                ------------- -------------   ------   -------  ------------  ---------   ------------   ----------

BALANCE, DECEMBER 31, 2001        2,260,083    19,742,099      23       197      5,242,603       -        (5,228,455)        14,368

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                        4

                    PAVING STONE CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (CONSOLIDATED) AND 2000
                                   (COMBINED)
7




                                                                          Common    Common
                                    Common                               Stock To    Stock    Additional    Retained  Stockholders'
                                    Stock       Common Stock    Common   Be Issued  Paid-In   Subscription  Earnings     Equity
                                 Outstanding    To Be Issued   Stock Par   Par      Capital  Receivable    (Deficit)  (Deficiency)
                                 -------------  --------------  -----  --------  ----------- ------------  -----------  -----------

Stock issued                       18,426,299     (18,426,299)    184     (184)        -        -             -              -

Stock issued for services             456,500            -          4     -         292,796     -             -           292,800

Stock issued to employees
 for services                          34,500            -          1     -           7,243     -             -             7,244

Stock not issued in
 settlement of
 consulting agreement                    -           (536,500)      -     (5)      (724,270)    -             -          (724,275)

Stock issued for stock advisory
 services                           1,000,000            -         10     -         679,990     -             -           680,000

Stock and warrants issued
 for cash                           4,000,000            -         40     -         999,960     -             -         1,000,000

Net Loss, 2002                           -               -       -        -            -        -       (6,933,362)    (6,933,362)
                                 -------------  --------------   -----  -------   ----------   -----   ------------    -----------

BALANCE, DECEMBER 31, 2002         26,177,382         779,300   $ 262  $     8   $6,498,322   $ -    $ (12,161,817)   $(5,663,225)
--------------------------
                                  =============  ==============  =====  ========  ===========  =====   =============   ============

          See accompanying notes to consolidated financial statements.


                    PAVING STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND
                     2001 (CONSOLIDATED) AND 2000 (COMBINED)



                                                                   2002                    2001                   2000
                                                             ------------------      ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 (Loss) income from continuing operations                 $        (3,272,157)    $        (5,607,018)                 4,452
 Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
  (Loss) income from discontinued operations                       (3,661,205)                (93,662)               220,448
  Depreciation and amortization                                       124,054                  80,545                 39,754
  Provision for doubtful accounts                                     342,850                  57,845                   -
  Contributed capital                                                    -                       -                    49,596
  Collection on accounts previously written off                          -                       -                   (16,704)
  Stock issued for services                                           980,044               5,187,600                   -
  Stock not issued in settlement of consulting agreement             (724,275)                   -                      -
  Loss on disposal of property and equipment                           21,018                    -                      -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                             1,968,584                (789,810)            (1,626,635)
    Inventories                                                        19,565                  17,899                (54,964)
    Prepaid expense                                                    56,840                 (77,707)                (6,238)
    Rebate receivable                                                 330,438                 (33,364)              (189,725)
    Security deposits and other assets                                (13,472)                (32,084)               (25,099)
    Costs in excess of billings on uncompleted contracts               56,373                (281,389)                12,586
  Increase (decrease) in:
    Accounts payable and accrued expenses                           1,497,688                 483,088                487,711
    Cash overdraft                                                       (381)                326,236                   -
    Billings in excess of cost on uncompleted contracts               774,591                 161,980                (25,770)
    Customer deposits payable                                         (83,641)                 68,141                (54,397)
                                                             ------------------      ------------------     ------------------
         Net Cash Used In Operating Activities                     (1,583,086)               (531,700)            (1,184,985)
                                                             ------------------      ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                          37,755                    -                      -
 Repayment from (advances to) related party                            18,736                 (18,736)                92,323
 Purchase of property and equipment                                   (72,014)                (67,126)              (101,296)
 Other loans / advances receivable                                     12,429                    -                    (2,000)
                                                             ------------------      ------------------     ------------------
         Net Cash Used In Investing Activities                         (3,094)                (85,862)               (10,973)
                                                             ------------------      ------------------     ------------------


          See accompanying notes to consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND
                     2001 (CONSOLIDATED) AND 2000 (COMBINED)

                                                               2002                   2001                    2000
                                                       ------------------      ------------------     ------------------

 Proceeds from sale of common stock                           1,000,000                   1,203                   -
 Payments on capital lease obligation                           (66,822)                 (8,950)                (9,234)
 Payments on note payable                                       (11,416)                 (8,045)                  -
 Proceeds from note payable - related party                     700,000                    -                      -
 Proceeds from (payments of) stockholder loan                  (316,999)                146,316                313,730
 Proceeds from lines of credit                                  262,317                 833,271              1,043,000
 Distributions to stockholders                                     -                   (354,192)              (196,528)
                                                       ------------------      ------------------     ------------------
         Net Cash Provided By Financing Activities            1,567,080                 609,603              1,150,968
                                                       ------------------      ------------------     ------------------

NET DECREASE IN CASH                                            (19,100)                 (7,959)               (44,990)

CASH - BEGINNING OF YEAR                                         34,739                  42,698                 87,688
                                                       ------------------      ------------------     ------------------

CASH - END OF YEAR                                  $            15,639     $            34,739    $            42,698
------------------
                                                       ==================      ==================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid for interest                              $           114,909     $           171,860    $           101,397
                                                       ==================      ==================     ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------

Equipment acquired by capital lease                 $            69,270     $            52,669    $            55,808
                                                       ==================      ==================     ==================

          See accompanying notes to consolidated financial statements.
                                        7

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001




NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

       (A) DESCRIPTION OF BUSINESS

       Paving Stone Corporation, formerly known as Cottage Investments, Inc., and Subsidiaries install interlocking pavers on driveways and patios for residential and commercial use. Paving Stone Corporation was incorporated in the State of Nevada on July 22, 1999.

       The original structure of the business included The Paving Stone Company which was incorporated in the state of Florida in 1990, and its five affiliates located in Atlanta, Arizona, California, Georgia and Nevada, all incorporated in their respective states from 1999 to 2000.

       Under a share exchange agreement (the "Agreement") consummated on December 17, 2001, Cottage Investments ("Cottage") acquired 100% of the issued and outstanding common stock of The Paving Stone Company and its affiliates for 16,040,000 shares of common stock of Cottage. As a result of the exchange, The Paving Stone Company and its affiliates became wholly owned subsidiaries of Cottage and the stockholder of The Paving Stone Company became stockholder of approximately 73% of Cottage. Generally accepted accounting principles require that the company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of Cottage by The Paving Stone Company, and a recapitalization of The Paving Stone Company. During 2001, Cottage Investments changed its name to Paving Stone Corporation (the "Company").

       Accordingly, the financial statements include the following:

          (1) The balance sheets consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

          (2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

       (B) PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       (C) PRINCIPLES OF COMBINATION

       The 2000 financial statements are presented on a combined basis, which represents The Paving Stone Company and its affiliates Paving Stone Company of Atlanta, Inc., The Paving Stone Company of Arizona, Inc., Paving Stone of Nevada, Inc., and The Paving Stone Company of California, Inc., all of which were owned by one stockholder. All significant intercompany balances and transactions were eliminated in the combination.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


       (D) USE OF ESTIMATES

       In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (E) CASH

       Cash includes cash on deposit at financial institutions.

       (F) INVENTORIES

       Inventories consist of brick pavers. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

       (G) PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the assets of three to thirty-nine years.

       (H) IMPAIRMENT OF LONG-LIVED ASSETS

       The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

       (I) INCOME TAXES

       Prior to the  recapitalization  of the Company on December  17, 2001 (See
       Note 1(A)), the Company and its affiliates, with the consent of their stockholder, had elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholder of an S Corporation is taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes had been included in the financial statements for the year ended December 31, 2000 and for the period from January 1, 2001 through December 17, 2001.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001



       For the period subsequent to the merger, December 18, 2001 to December 31, 2001, and for the year ended December 31, 2002, the Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (J) REVENUE AND COST RECOGNITION

       The Company recognizes construction contract revenues using the percentage-of-completion method, based primarily on labor costs incurred to date compared with total estimated labor costs. Direct materials and subcontractor materials, labor and equipment, are included in revenues and cost of revenues when management believes that the Company is responsible for the ultimate acceptability of the project. Gross margin related to each job is recognized as services are rendered. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Costs recognized in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under billings in excess of cost on uncompleted contracts. The Company anticipates that substantially all incurred costs associated with contract work in progress at December 31, 2002 will be billed and collected by 2003. Deposits received upon signing of contracts are recorded as customer deposits payable and are reclassified to revenue upon completion of the job.

       (K) EARNINGS (LOSS) PER SHARE

       Net income (loss) per common share for the years ended December 31, 2002, 2001 and 2000 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". The effect of common stock equivalents was not used in the calculation of net income (loss) per share since the effect would be anti-dilutive.

       (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

       The carrying amount of the Company's financial instruments, including cash, accounts receivable, other receivables, lines of credit, accounts payable and accrued expenses, customer deposits, capital lease obligation, notes payable and loans payable, approximates fair value due to the relatively short period to maturity for these instruments.

       (M) ADVERTISING COSTS

       In accordance with the Accounting Standards Executive Committee Statement of Position 93-7 ("SOP 93-7"), costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expenses for the period ended December 31, 2002, 2001 and 2000 were $276,232, $103,907 and $36,458, respectively.

       (N) DEFERRED OFFERING COSTS

       The costs related to the issuance of debt are capitalized and amortized to interest expense over the lives of the related debt.

       (O) SEGMENT ACCOUNTING

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the geographic segments in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The Company has five geographical reportable segments and segment information is presented in
       Note 15. See Note 10 for information relating to discontinued operating segments.

       (P) RECENT ACCOUNTING PRONOUNCEMENTS

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


       In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

       Management does not expect the impact from these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 ACCOUNTS RECEIVABLE

       Accounts receivable at December 31, 2002 and 2001 consisted of the following:

                                                      2002                 2001
                                                 ----------------     ----------------
       Accounts receivable                    $       1,698,441            1,917,711
       Less allowance for doubtful accounts             (57,095)             (28,154)
       Less allowance for sales discounts              (379,545)             (85,173)
                                                 ----------------     ----------------

                                              $       1,261,801    $       1,804,384
                                                 ================     ================

       For the years ended December 31, 2002, 2001 and 2000, the Company recorded bad debt expense of $837,022, $86,000 and $34,583, respectively.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 3 REBATE RECEIVABLE

       On July 8, 1998, the Company entered into a trade agreement with a manufacturer whereby the Company shall receive a 3% rebate on pavers supplied by the manufacturer. After the total rebate exceeds $550,000, the rebate shall be reduced to 1%. Through December 31, 2001, the total amount of rebates earned was $538,954 and at December 31, 2001 the Company was owed $330,438 under this agreement.

       During 2002, the manufacturer contended that the Company violated its trade agreement by modifying the pavers in a process known as tumbling. The Company successfully defended its position in binding arbitration and the Company has collected full payment of all amounts previously owed and as of December 31, 2002, the agreement was terminated.

NOTE 4 PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2002 and 2001 consisted of the following:

                                                2002                 2001
                                            ----------------     --------------

       Data processing equipment        $           4,607    $           3,945
       Furniture and fixtures                      10,022               12,174
       Leasehold improvements                       8,737                3,949
       Machinery and equipment                     63,877               62,384
       Office equipment                            16,591               10,078
       Vehicles                                    30,575                    -
       Less accumulated depreciation              (26,298)             (19,491)
                                            ----------------     --------------

                                        $         108,111    $          73,039
                                           ================     ===============

       Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $95,626, $58,598 and $34,549, respectively.

NOTE 5 NOTE AND CAPITAL LEASE OBLIGATION PAYABLE

       Note and capital lease obligation payable consisted of the following at December 31, 2002 and 2001:

                                                                                       2002                 2001
                                                                                  ----------------     ----------------

       4.90%  installment  loan payable  through July 2003 in sixty monthly    $           4,803    $          12,724
        installments   of   $697   including    principal   and   interest,
        collateralized by a van





                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


       8.54% capital lease  obligation  payable through  September 2005  in monthly  sixty  installments  of  $1,136  including  principal  and
        interest, collateralized by a loader and trailer                                    -                  43,719

       3.90%  installment  loan  payable  through  May  2007  in  sixty  monthly installments of $778 including principal and interest,
        collateralized by a loader and trailer                                            37,849                 -

       4.43% capital  lease  obligation  payable  through  October 2004  in thirty-six  monthly  installments  of $423 including  principal and
        interest, collateralized by all property owned by the Company                     35,220               52,669

       8.25% capital lease obligation payable through June 2005 in sixty monthly installments of $335 including principal and interest,
        collateralized by a trailer                                                       15,284                 -

       Loan payable through December 20, 2002 in monthly installments of $1,747, collateralized by a smooth roller. At December 31, 2002,
        the note is currently in default                                                   6,988                 -
                                                                                  ----------------     ----------------

       Total long-term debt                                                              100,144              109,112
       Less current maturities                                                           (38,330)             (33,111)
                                                                                  ----------------     ----------------


       Long-term debt                                                          $          61,814    $          76,001
                                                                                  ================     ================

       Scheduled maturities of long-term debt at December 31, 2002 are as follows:

                                         2003                                                       $          42,054
                                         2004                                                                  33,370
                                         2005                                                                  13,358
                                         2006                                                                  13,358
                                      Thereafter                                                                6,236
                                                                                                       ----------------

       Total future minimum note and lease payments                                                           108,376
        Less: interest                                                                                         (8,232)
                                                                                                      ----------------
       Present value of future minimum note and lease payments                                                100,144
        Less: current portion                                                                                 (38,330)
                                                                                                       ----------------

       Long-term obligation under note and capital lease obligation                                 $          61,814
                                                                                                       ================


                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 6 NOTES PAYABLE - STOCKHOLDER

       During 2000, the Company received advances from a stockholder in the aggregate amount of $335,693. The stockholder provided funding for working capital requirements. The loan bears interest at 7% and was due on June 30, 2002 and included in a new note payable in 2002.

       During 2001, the Company received advances from the same stockholder in the aggregate amount of $64,353 to satisfy related party balances. The loan bears interest at the rate of 6% and is due on January 31, 2003. The advances were included in a new note payable in 2002.

       During 2001, the Company received advances from the same stockholder of $50,000 and $10,000 to fund consulting fees related to the acquisition of Cottage Investments (See Note 1(A)). The loans bear interest at 13% and 7%, respectively. The advances were included in a new note payable in 2002.

       During 2002, the Company made repayments to the stockholder of $316,999 including accrued interest of $35,460. The Company entered into a note payable of $143,047, interest of 7%, due January 2004 and unsecured.

NOTE 7 NOTE PAYABLE - RELATED PARTY

       On November 13, 2002, the Company received a loan from a director of the Company in the amount of $700,000. The loan bears interest at the rate of 10%, payable semi-annually, and is due on January 31, 2004 (See Note 12).

NOTE 8 LINE OF CREDIT

                                                                                        2002                2001
                                                                                   ---------------     ----------------

        Revolving  line  of  credit  with  a  financial  institution  with a maximum  line of  $2,500,000.  The line of  credit  is  payable  on demand with interest charged at the 30-day dealer  commercial paper rate plus 2.55%.  It is secured by all of the assets of the Company and  Paving  Stone  Industries,  Inc.  a  corporation  owned by our
        majority stockholder (See Notes 11(C) and 12).                           $      2,502,588    $       2,240,271
                                                                                   ===============     ================

        The line of credit is due for renewal on April 30, 2003 and has not been renegotiated for renewal as of such date.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001




NOTE 9 STOCKHOLDERS' EQUITY

       (A) AMENDMENT TO ARTICLES OF INCORPORATION

       During December 2001, the Board of Directors approved an amendment to the
       Articles  of   Incorporation   to  change  the  shares   authorized  from
       350,000,000 to 150,000,000 (See Reverse Stock Split Note 9(B)).

       (B) REVERSE STOCK SPLIT

       During December 2001, the Board of Directors authorized a 133 for 1 reverse stock split. All capital stock shares and amounts and per share data have been retroactively restated to reflect the reverse stock split.

       (C) COMMON STOCK ISSUANCES

       During 2001, the Company issued 376,937 shares of common stock and had 3,466,500 shares of common stock to be issued to consultants for services rendered having an aggregate fair value of $5,187,600.

       In 2002, 536,500 shares of common stock that were to be issued under a consulting agreement executed in 2001 were not issued per a settlement agreement. The shares were valued at $724,275, the fair value on the date of grant.

       During 2002, the Company issued 4,000,000 shares of common stock for cash proceeds of $1,000,000 and 1,500,000 warrants to purchase shares of common stock of the Company, $0.00001 par value, at a share price determined by taking a thirty percent discount to the average closing bid price on the ten trading days prior to the exercise date. At no point shall the exercise price exceed $1.00.

       During 2002, the Company issued 456,000 shares of common stock to consultants for services. The shares were valued at $292,800, the fair value on the dates of grants.

       During 2002, the Company issued 34,500 shares of common stock to its employees, as consideration for serviced rendered to the Company. The shares were valued at $7,244, the fair value on the dates of grants.

       During 2002, the Company issued 1,000,000 shares of common stock to a private equity fund as consideration for stock advisory services. The shares were valued at $680,000, the fair value on the date of grant. As stated in the agreement, the equity fund had the option to terminate the agreement in the event the applicable registration statement had not become effective by February 1, 2003 (Commencement Date). On April 10, 2003, the equity fund exercised its option to terminate the agreement based on the above provision. The 1,000,000 shares were expensed in 2002.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 10  DISCONTINUED OPERATIONS

       During December 2002, the Company made the decision to discontinued its Florida and New England operations. Both operations have been accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all periods shown, reflect discontinued operations accounting. In connection with the Company's planned discontinuance, the Company recorded $872,000 related to the planned discontinuance of the operations, including asset impairments and lease termination costs. Concurrently, the Company entered into an agreement to assist a contractor in acquiring all the Company's former customers in various Florida markets. The agreement calls for the Company to receive a commission of 5% of the actual gross margin earned during 2003.

       Information relating to the Florida and New England operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                2002                  2001                  2000
                                                          -----------------     -----------------     -----------------

       Revenues                                        $       18,347,205    $       23,640,422    $       22,040,663
       Costs and expenses                                      22,008,410            23,734,084            21,820,215
                                                          -----------------     -----------------     -----------------

           Net (Loss) Income                           $       (3,661,205)   $          (93,662)   $          220,448
                                                          =================     =================     =================

                                                                                        2002                2001
                                                                                  ---------------     ----------------
       ASSETS
        Accounts receivable, net                                                $      1,995,086    $       3,763,937
        Cost in excess of billings                                                       288,828              352,607
        Rebate receivable                                                                   -                 330,438
        Inventories                                                                       17,500               37,065
        Property and equipment                                                           184,816              233,001
        Other assets                                                                      27,390               96,375
                                                                                   ---------------     ----------------

           Total Assets                                                         $      2,513,620    $       4,813,423
                                                                                   ===============     ================

       LIABILITIES
        Cash overdraft                                                          $        249,618    $         266,715
        Billing in excess of cost                                                        735,250              135,094
        Accounts payable and accrued expenses                                          2,687,582            2,554,014
        Other liabilities                                                                   -                  45,594
                                                                                     ---------------     ----------------

           Total Liabilities                                                    $      3,672,450    $       3,001,417
                                                                                   ===============     ================


                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 11  COMMITMENTS AND CONTINGENCIES

       (A) OPERATING LEASES

       The Company leases office, showroom and warehouse space under various related party (See Note 11(C)) and third party operating lease agreements some of which provide for minimum annual rental payments plus a portion of real estate taxes and operating costs. The Company also leases equipment under an operating lease agreement.

       Future minimum lease payments for the operating leases are as follows at December 31, 2002:

                     2003                     $          287,023
                     2004                                252,469
                     2005                                208,685
                     2006                                137,365
              2007 and thereafter                      2,051,809
                                                 -----------------

                                              $        2,937,351
                                                 =================

       Rent expense on operating leases existing during the years ended December 31, 2002, 2001 and 2000 amounted to $678,191, $325,720 and $248,338, respectively.

       (B) LEGAL ACTIONS

       The Company is party to certain legal actions occurring in the normal course of business. During 2002, the Company prematurely terminated several operating leases and vacated premises they occupied. The Company estimates that the settlement costs of terminating these leases will approximate $122,000. This amount has been accrued at December 31, 2002 and is included in accounts payable and accrued expenses.

       (C) CONTINGENCIES

       The Company is a co-borrower with Paving Stone Properties, Inc. (a company owned by the Company's majority stockholder) on two properties that are currently being occupied by the Company under 25-year operating leases (See Notes 11(A) and 12). The Company is contingently liable for the mortgages in the event of default by Paving Stone Properties, Inc. in the amount of approximately $681,900 as of December 31, 2002. The Company's subsidiaries are also guarantors of said mortgages.

       (D) CONSULTING AGREEMENT

       On December 6, 2002, the Company entered into an agreement with a third party and terminated their prior agreement dated April 5, 2002. The agreement provides for consulting services to be rendered in connection with securing equity capital. The Company agreed to make a payment to the consultant an aggregate amount of $61,123 consisting of services rendered

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

       for the period June 1, 2002 through November 13, 2002 (See Note 9). At December 31, 2002, $14,000 has been paid in cash and the Company accrued stock compensation in the amount of $47,123, representing 65,629 shares of common stock for services rendered to the Company. The shares were valued for financial accounting purposes at $0.75 per share, the fair value at the date of grant. Additionally, subject to the terms of the agreement, the Company accrued stock compensation in the amount of $15,000, representing 25,000 shares of common stock for services rendered to the Company. The shares were valued for financial accounting purpose at $0.60 per share, the fair value at the date of grant. The agreement provides for additional compensation to the consultant with regards to the consummation of various equity or debt financing transactions subsequent to the previously mentioned date whereby the consultant has materially participated in the negotiation and structuring of the transaction. The consultant shall be compensated a fee of 2% for debt financing transactions and 5% for equity financing transactions. The agreement may be terminated at any time without any liability to either party by providing written notice of such termination to the other party.

       (E) BOARD OF DIRECTORS FEES

       On December 30, 2002, the Company approved the issuance of 25,000 shares of common stock to three board members plus 175,000 stock options per member with an exercise price equal to the market value on a future date. At December 31, 2002, the Company accrued stock compensation in the amount of $40,000, representing 75,000 shares of common stock for services rendered to the Company. The shares were valued for financial accounting purposes at $0.53 per share, the fair value on the date of grant. The stock options were equal to the market value on the date of grant and no compensation expense was recorded.

       (F) CONSULTING AGREEMENT

       During 2003, the Company entered into an agreement with a third party to provide business and financial consulting services with particular expertise in the areas of business development and strategic alliances. The term of the agreement is for a period of six months. The Company shall have the right to terminate the agreement for cause. As compensation, the consultant shall receive an engagement fee of 90,000 shares of common stock; 58,000 shares upon execution of the agreement and 32,000 shares ninety days from the date of execution. The Company has agreed to file a Registration Statement covering the shares of common stock issued pursuant to the agreement.

NOTE 12  RELATED PARTY TRANSACTIONS

       The Company is co-borrower with Paving Stone Properties, Inc. in connection with the financing of two facilities currently occupied by the Company. The majority shareholder of the Company is also the sole shareholder of Paving Stone Properties, Inc. (See Notes 10 and 11(A)).

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


       The Company leased administrative offices from Paving Stone Properties, Inc. on a month-to-month basis and paid rent in the amount of $103,831, $107,196 and $36,000 for the years ended December 31, 2002, 2001 and 2000, respectively (See Note 11(A) and (C)).

       See Notes 6 and 7 for additional related party transactions.

NOTE 13  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

       During 2002, 2001 and 2000, 7.9%, 19.8% and 22.3% of the Company's total revenues were derived from sales to two customers. During 2002 and 2001, no single customer owed the Company over 10% of accounts receivable (See
       Note 2).

       Financial   instruments,   which  potentially   subject  the  Company  to
       concentrations of credit risk, consist of accounts receivable. The Company's allowance for doubtful accounts is based upon management's estimates and historical experience. The Company performs ongoing credit evaluations of its customers (See Note 2).

NOTE 14  INCOME TAXES

       Income tax expense (benefit) for the years ended December 31, 2002 and 2001 is summarized as follows:


                                                                                      2002                  2001
                                                                                -----------------     -----------------

       Current:
        Federal                                                              $           30,795    $             -
        State                                                                              -                     -
        Deferred - Federal and State                                                       -                     -
        Change in valuation allowance                                                      -                     -
                                                                                -----------------     -----------------

       Income tax expense (benefit)                                          $           30,795    $             -
                                                                                =================     =================

       The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001, as follows:

                                                                                      2002                  2001
                                                                                -----------------     -----------------

        U.S. Federal income tax provision (benefit)                          $       (2,346,900)   $             -
        Effect of unused net operating loss carryforward                              2,346,900                  -
                                                                                -----------------     -----------------


                                                                             $             -       $             -
                                                                                =================     =================

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:




                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                                      2002                  2001
                                                                               -----------------     -----------------
        Deferred tax assets:
        Net operating loss carryforward                                      $        2,346,900    $             -
                                                                                -----------------     -----------------

         Total gross deferred tax assets                                              2,346,900                  -
        Less valuation allowance                                                     (2,346,900)                 -
                                                                                -----------------     -----------------


       Net deferred tax assets                                               $             -       $             -
                                                                                =================     =================


       Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's net tax operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of those losses.

       At December 31, 2002, the Company had a net operating loss carryforward of approximately $6,902,600 for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2021. The Company recorded a valuation allowance of $2,346,900 at December 31, 2002 to fully offset the deferred tax asset benefit.

NOTE 15  SEGMENT REPORTING

       The Company has six geographic  reportable  segments:  Florida,  Arizona,
       Atlanta, Nevada, California and Corporate. Each segment installs interlocking pavers on driveways and patios for residential and commercial use. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for 2002, 2001 and 2000 are as follows:


                              Arizona/         Georgia/
                                Texas        Mid-Atlantic       Nevada         California        Corporate          Total
                          ---------------------------------------------------------------------------------------------------

2002
----

Net sales                 $   4,934,638   $     3,015,005   $   1,730,699   $     3,337,238   $      62,764   $    13,080,344

Net income (loss) from
 operations                     (20,364)         (325,946)       (266,044)       (1,495,829)     (1,163,974)       (3,272,157)

Depreciation and
 amortization                     3,544            11,347           1,868             5,657               5            22,416

Assets                          625,370           475,625         184,619           289,626            -            1,575,240

Capital expenditures             10,013            42,378            -               42,157            -               94,548
                          ---------------------------------------------------------------------------------------------------




                    PAVING STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

2001
----
Net sales                 $   2,816,978   $     2,922,190   $   1,016,628   $     1,358,757   $        -      $     8,114,553

Net income (loss) from
 operations                      16,568            46,995           3,595          (475,676)     (5,198,500)       (5,607,018)

Depreciation and
 amortization                     2,321            11,196           1,862               358            -               15,737

Assets                          559,073           855,859         295,264           436,771         (20,000)        2,126,967

Capital expenditures              6,666             3,021            -                6,150            -               15,837
                          ---------------------------------------------------------------------------------------------------


2000
----
Net sales                 $   1,106,322   $     1,888,267   $     440,660   $          -      $        -      $     3,4352249

Net income (loss) from
 operations                     (58,150)          135,858         (82,160)             -               -               (4,452)

Depreciation and
 amortization                       805             2,741             922              -               -                4,468

Assets                          102,816           301,279          15,247               100            -              419,442

Capital expenditures              6,693            60,188           7,812              -               -               74,693
                          ---------------------------------------------------------------------------------------------------



NOTE 16  GOING CONCERN

       As reflected in the accompanying financial statements, the Company has a net loss of $6,933,362 a negative cash flow from operations of $1,583,086, a working capital deficiency of $4,892,091 and a stockholders' deficiency of $5,663,225. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management has discontinued its Florida and New England operations and has consolidated its California operations into one central office. These operations accounted for a significant portion of the losses in 2002.
       Management has also reduced other operating expenses during 2003 throughout the Company to return to profitable operations during 2003.

       Management's future plans also include obtaining additional financing for which they are currently in active negotiations with several financing institutions.

NOTE 17  SUBSEQUENT EVENTS

       (A) COMMON STOCK ISSUANCE

       During 2003, 2,548,700 shares of common stock were issued to consultants for services performed. The shares were valued at $795,370, the fair value on the date of grants.