Form 10-Q
period 2003-03-31
PAVING STONE CORP
filed 2003-05-23
CIK 1109749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK  ONE)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934.

For  the  quarterly  period  ended  March  31,  2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the  transition  period  from  __________  to  ___________

                                    000-30051
                               -------------------
                              (Commission File No.)

                                  PAVING STONE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                              88-043120
- --------------------------        -------------------------------------
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

At May 23, 2003, 26,795,382 shares of the Registrant's common stock were issued and outstanding.

Throughout this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.

PART  I:     FINANCIAL  INFORMATION.

ITEM  1.     FINANCIAL  STATEMENTS.

                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

                                             PAVING STONE CORPORATION
                                                 AND SUBSIDIARIES



                                                     CONTENTS


PAGE        1     CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF MARCH 31,  2003
                  (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

PAGE        2     CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGE        3     CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGES     4 - 8   NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  AS OF
                  MARCH 31, 2003

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                               ASSETS
                                                                                 March 31, 2003           December 31,
                                                                                   (Unaudited)                2002
                                                                                ------------------      -----------------
CURRENT ASSETS
 Cash                                                                        $            28,062     $           15,639
 Accounts receivable - net of allowances                                               1,102,690              1,261,801
 Costs in excess of billings on uncompleted contracts                                    354,545                159,335
 Prepaid expenses                                                                          1,168                  4,738
 Net assets of discontinued operations                                                   756,728              2,513,620
                                                                                ------------------      -----------------
        Total Current Assets                                                           2,243,193              3,955,133
                                                                                ------------------      -----------------

PROPERTY AND EQUIPMENT - NET                                                             106,761                108,111
                                                                                ------------------      -----------------

OTHER ASSETS
 Security deposits and other assets - net of amortization                                 23,225                 23,225
 Other loans / advances receivable                                                         3,391                  2,391
                                                                                ------------------      -----------------
        Total Other Assets                                                                26,616                 25,616
                                                                                ------------------      -----------------

TOTAL ASSETS                                                                 $         2,376,570     $        4,088,860
                                                                                ==================      =================

                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                                              $            54,166     $           78,393
 Lines of credit                                                                       2,508,306              2,502,588
 Accounts payable and accrued expenses                                                 2,553,730              2,235,023
 Accrued stock compensation                                                               55,000                102,123
 Billings in excess of cost on uncompleted contracts                                     152,318                218,317
 Note and capital lease obligation payable - current portion                              38,062                 38,330
 Net liabilities of discontinued operations                                            2,406,107              3,672,450
                                                                                ------------------      -----------------
        Total Current Liabilities                                                      7,767,689              8,847,224
                                                                                ------------------      -----------------

LONG TERM LIABILITIES
 Note and capital lease obligation payable                                                43,854                 61,814
 Notes payable - stockholder                                                             134,488                143,047
 Note payable - related party                                                            700,000                700,000
                                                                                ------------------      -----------------
        Total Long-Term Liabilities                                                      878,342                904,861
                                                                                ------------------      -----------------

TOTAL LIABILITIES                                                                      8,646,031              9,752,085
                                                                                ------------------      -----------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.00001 par value, 150,000,000 shares authorized,
 26,795,382, and 26,177,382 shares issued and outstanding, respectively                      268                    262
 Common stock to be issued, 779,300 shares                                                     8                      8
 Additional paid-in capital                                                            6,603,376              6,498,322
 Accumulated deficit                                                                 (12,873,113)           (12,161,817)
                                                                                ------------------      -----------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                        (6,269,461)            (5,663,225)
                                                                                ------------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $         2,376,570     $        4,088,860
                                                                                ==================      =================

     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)




                                                                                   For the Three             For the Three
                                                                                 Months Ended March        Months Ended March
                                                                                      31, 2003                  31, 2002
                                                                                ---------------------     ---------------------

NET SALES                                                                    $            2,793,795    $            2,533,872

COST OF SALES                                                                             2,009,871                 1,770,457
                                                                                ---------------------     ---------------------

GROSS PROFIT                                                                                783,924                   763,415
                                                                                ---------------------     ---------------------

OPERATING EXPENSES
  Selling, general and administrative                                                       952,924                   993,139
  Stock issued for services                                                                 105,060                      -
                                                                                ---------------------     ---------------------
       Total Operating Expenses                                                           1,057,984                   993,139
                                                                                ---------------------     ---------------------

LOSS FROM CONTINUING OPERATIONS                                                            (274,060)                 (229,724)
                                                                                ---------------------     ---------------------

OTHER INCOME (EXPENSE)
  Interest expense                                                                          (48,022)                   (1,496)
  Other income                                                                                3,463                      -
                                                                                ---------------------     ---------------------
       Total Other Income (Expense)                                                         (44,559)                   (1,496)
                                                                                ---------------------     ---------------------

LOSS FROM CONTINUING OPERATIONS                                                            (318,619)                 (231,220)

INCOME TAX EXPENSE                                                                             -                         -
                                                                                ---------------------     ---------------------

LOSS FROM CONTINUING OPERATIONS                                                            (318,619)                 (231,220)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                                                         (392,677)                 (266,563)
                                                                                ---------------------     ---------------------

NET LOSS                                                                     $             (711,296)   $             (497,783)
                                                                                =====================     =====================

NET LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations                                              $                (0.01)   $                (0.01)
Loss from discontinued operations                                            $                (0.02)   $                (0.01)
                                                                                ---------------------     ---------------------
                                                                                              (0.03)                    (0.02)
                                                                                =====================     =====================

Weighted average shares outstanding during the period - basic and diluted                26,250,915                22,002,182
                                                                                =====================     =====================

     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                                    2003                2002
                                                                                --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from continuing operations                                             $      (318,619)   $        (231,220)
 Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Loss from discontinued operations                                                 (392,677)            (266,563)
  Depreciation and amortization                                                       26,194               33,271
  Provision for doubtful accounts                                                     19,839                 -
  Stock issued for services                                                          105,060                 -
  Loss on disposal of property and equipment                                          61,862                 -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                            1,523,330              897,464
    Prepaid expense                                                                   (1,178)              72,361
    Security deposits and other assets                                                 1,000              (56,587)
    Costs in excess of billings on uncompleted contracts                              93,617              278,155
  Increase (decrease) in:
    Accounts payable and accrued expenses                                           (271,924)            (446,517)
    Cash overdraft                                                                    35,311             (246,074)
    Billings in excess of cost on uncompleted contracts                             (801,249)             (23,089)
    Accrued stock compensation                                                       (47,123)             (83,641)
                                                                                --------------     ----------------
         Net Cash Provided By (Used In) Operating Activities                          33,443              (72,440)
                                                                                --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                     -                 (20,686)
 Other loans / advances receivable                                                      -                  (7,000)
                                                                                --------------     ----------------
         Net Cash Used In Investing Activities                                          -                 (27,686)
                                                                                --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease obligation                                                (18,228)             (43,719)
 Line of credit                                                                        5,718              250,092
 Advances from note payable - related party                                             -                 (25,483)
 Proceeds from (payments of) stockholder loan                                         (8,559)               -
 Payments on notes payable                                                              -                  39,003
                                                                                --------------     ----------------
         Net Cash (Used In) Provided By Financing Activities                         (21,069)             219,893
                                                                                --------------     ----------------

NET INCREASE IN CASH                                                                  12,374              119,767

CASH - BEGINNING OF PERIOD                                                            17,795               35,439
                                                                                --------------     ----------------

CASH - END OF PERIOD                                                         $        30,169    $         155,206
                                                                                ==============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                       $        19,631    $          36,992
                                                                                ==============     ================


     See accompanying notes to condensed consolidated financial statements.
                                       3

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003




NOTE 1 BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       It is suggested that the interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K, from which the interim statements were derived.

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

NOTE 2 PRINCIPLES OF CONSOLIDATION

       The accompanying condensed consolidated financial statements include the accounts of Paving Stone Corporation and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 INVENTORIES

       Inventories consist of brick pavers and are included in net assets of discontinued operations. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 4 DISCONTINUED OPERATIONS

       During December 2002, the Company made the decision to discontinued its Florida and New England operations. Both operations have been accounted for as discontinued operations and accordingly, amounts in the financial statements and related notes for all periods shown, reflect discontinued operations accounting. Concurrently, the Company entered into an

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

       agreement to assist a contractor in acquiring all the Company's former customers in various Florida markets. The agreement calls for the Company to receive a commission of 5% of the actual gross margin earned during 2003. Through March 31, 2003, the Company has not recorded any commissions under the contract. The Company expects its Florida and New England operations to be completely discontinued by the second quarter.

       Information relating to the Florida and New England operations for the three months ended March 31, 2003 and 2002 are as follows:

                                                                                   2003                    2002
                                                                            -------------------     -------------------

       Revenues                                                          $            755,075    $          4,529,506
       Costs and expenses                                                           1,147,752               4,796,069
                                                                            -------------------     -------------------

           Net (Loss) Income                                             $           (392,677)   $           (266,563)
                                                                            ===================     ===================

       Assets and liabilities of the discontinued operations were as follows:

                                                                              March 31, 2003        December 31, 2002
                                                                               (Unaudited)
                                                                            -------------------     -------------------
       Assets
        Accounts receivable, net                                         $            611,028    $          1,995,086
        Cost in excess of billings                                                       -                    288,828
        Rebate receivable                                                                -                       -
        Inventories                                                                    17,500                  17,500
        Property and equipment                                                        104,360                 184,816
        Other assets                                                                   23,840                  27,390
                                                                            -------------------     -------------------

           Total Assets                                                  $            756,728    $          2,513,620
                                                                            ===================     ===================

       Liabilities
        Cash overdraft                                                   $            309,156    $            249,618
        Billing in excess of cost                                                                             735,250
        Accounts payable and accrued expenses                                       2,096,951               2,687,582
        Other liabilities                                                                                        -
                                                                            -------------------     -------------------

           Total Liabilities                                             $          2,406,107    $          3,672,450
                                                                            ===================     ===================


                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

NOTE 5 SEGMENT REPORTING

       The Company has five geographic reportable segments: Arizona, Atlanta, Nevada, California and Corporate. Each segment installs interlocking pavers on driveways and patios for residential and commercial use. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Quarterly segment results for 2003 and 2002 are as follows:

                                   Arizona/        Georgia/        Nevada         California        Corporate           Total
                                    Texas        Mid-Atlantic
                                 -------------  --------------- ------------- -- -------------- -- ------------- --- -------------
2003

Net sales                        $ 1,136,039    $     901,048   $   171,912   $       407,436   $      177,360    $    2,793,795

Income (loss) from operations        (51,632)           5,690      (134,823)         (266,679)         173,384          (274,060)

Depreciation and amortization          1,093            2,557           349             2,410            6,250            12,659

Assets                               609,694          571,873        84,573           263,050           90,652         1,619,842

Capital expenditures                    -                -             -                 -                -                 -
                                 -------------  --------------- ------------- -- -------------- -- ------------- --- -------------

2002

Net sales                        $ 1,257,408    $     338,854   $   297,555   $       640,055   $         -       $    2,533,872

Income (loss) from operations        150,436         (137,939)      (11,211)         (231,010)            -             (229,724)

Depreciation and amortization            685            3,228           467               407             -                4,787

Assets                               871,428          482,001       223,454           250,868           50,000         1,575,240

Capital expenditures                   1,425             -             -                 -                -                1,425
                                 -------------  --------------- ------------- -- -------------- -- ------------- --- -------------

NOTE 6 STOCK ISSUANCES

       During the first quarter of 2003, the Company issued 618,000 shares of common stock to consultants for services. The shares were valued at $105,060, the fair value on the respective grant dates.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

NOTE 7 COMMITMENTS AND CONTINGENCIES

       (A) Ongoing Litigation

       The Company is currently in a contractual dispute over agreements to issue 1,175,119 shares of common stock to former consultants. A legal opinion has been issued to the transfer agent requesting to stop the transfer of 395,819 previously issued shares and the remaining 779,300 shares have not been issued, pending a resolution of this dispute.

       The Company is presently a defendant in eleven collection related lawsuits totaling approximately $359,000, some of which judgments have been obtained and some are pending. The majority of these legal actions are a result of the Company's discontinued operations. Additionally, there are presently eleven potential lawsuits which are all collection related matters totaling approximately $65,000.

       (B) Collateralized Shares

       During the first quarter of 2003, the Company issued 1,930,700 restricted shares of common stock as collateral for services previously performed by vendors. The amounts due to these vendors are recorded in accounts payable and accrued expenses as of March 31, 2003. Upon payment of these outstanding invoices by the Company, the shares will be returned to the Company and canceled. As of the date of this report, no shares have been returned.

NOTE 8 RELATED PARTIES

       During the three months ended March 31, 2003, the Company repaid stockholder loans in the amount of $8,559.

NOTE 9 GOING CONCERN

       As reflected in the accompanying financial statements, the Company has a net loss of $711,296, a working capital deficiency of $5,524,495 and a stockholders' deficiency of $6,269,460. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management has discontinued its Florida and New England operations and has consolidated its California operations into one central office. Management has also reduced other operating expenses during 2003 throughout the Company to return to profitable operations during 2003.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

       Management's future plans also include obtaining additional financing for which they are currently in active negotiations with several financing institutions.

NOTE 10  SUBSEQUENT EVENT

       Subsequent to March 31, 2003, the Company issued 405,000 common stock options pursuant to its stock option plans at an average exercise price of $0.075 to consultants for services. The options were valued at $35,735 or $0.088 per share, based on the exercise dates.

       On April 3, 2003, the Company issued 40,000 collateral shares for services performed by vendors (See Note 7(B)).

       The Company had a revolving line of credit with a financial institution with a maximum line of $2,500,000. The line of credit is payable on demand with interest at the 30-day dealer commercial paper rate plus 2.55%. It is secured by all the assets of the Company and Paving Stone Industries, Inc., a corporation owned by the majority stockholder. The line of credit was due for renewal on April 30, 2003, and has not been renegotiated for the renewal as of the date of this report.

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

     During the first quarter of 2003, we discontinued our operations in Florida and New England, and consolidated our three California offices into one central office. These operations lost over $5 million in 2002. This restructuring illustrates our continued shift towards higher margin business and should allow us to focus on growing the more profitable areas of our operation. We continue to provide installation services for the nations largest home remodeling retailer in select markets in the western United States and plan to continue to expand this relationship.

     From continuing operations, in the first quarter we posted a 10% increase in net sales over the first quarter of 2002. In addition, we increased our year-to-date gross margins up to 28% as compared to 23% for all of 2002. This growth in sales and margins reflects the positive shifting of our business as described above.

The following explanations reflect continuing operations.


FINANCIAL  CONDITION

     Total assets from continuing operations as of March 31, 2003 were $1,619,842, an increase of $44,602 or 2.8%, from total assets of $1,575,240 at December 31, 2002. The increase was primarily attributable to an increase in cost in excess of billings on uncompleted contracts of $195,210 offset by a reduction in accounts receivable of $159,111. These reflect normal seasonal fluctuations.

     Current liabilities from comtinuing operations increased by $186,807, or 3.6%, from $5,174,774 at December 31, 2002 to $5,361,581 at March 31, 2003. The
increase is primarily attributable to an increase in accounts payable and accrued expenses caused by normal seasonal fluctuations.

     Stockholders' deficit increased from $5,663,225 at December 31, 2001 to $6,269,460, an increased deficit of $606,235. This was a result of losses in the first quarter of $711,296, of which $392,677 came from discontinued operations.

RESULTS  OF  OPERATIONS

     Net sales for the three months ended March 31, 2003 was $2,793,295 as compared to $2,533,872 for the three months ended march 31, 2002, an increase of $259,923, or 10.3%. The increase was primarily due to the continued growth of our offices in Arizona, California and Georgia.

     Cost of goods sold increased to $2,009,871 for the three months ended March 31, 2003 as compared to $1,770,457 for the three months ended March 31, 2002, an increase of $239,414, or 13.5%. The increase was a result of the increases in sales over the prior year plus material and labor price fluctuations.

     Selling, general and administrative expenses decreased by $40,215, or 4% from $993,139 to $952,924 for the comparable three-month period ended March 31, 2003. The decrease is primarily attributable to cost reductions implemented in California.

     We incurred a net loss from continuing operations of $318,619 for the three-month period ended March 31, 2003 as compared to a net loss of $231,220 for the three-month period ended March 31, 2002. The increase in net loss of $87,399 was primarily the result of the labor and material price fluctuations described above.

LIQUIDITY  AND  CAPITAL  RESOURCES

      CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003

Our total assets at March 31, 2003 were $2,376,570 compared with $4,088,860 at December 31, 2002, a decrease of $1,712,290. These balances include net assets from discontinued operations of $756,728 at March 31, 2003 and $2,513,620 at December 31, 2002, a decrease of $1,756,892, primarily the result of the winding down of our Florida business. Our total assets excluding discontinued operations were $1,619,842 and $1,575,240, respectively, at March 31, 2003 and December 31, 2002, an increase of $44,602. This increase was primarily due to an increase in cost in excess of billings on uncompleted contracts of $195,210, offset by a decrease in accounts receivable of $159,111, both a result of normal seasonal fluctuations. Total assets at March 31, 2003 were comprised mainly of $1,102,690 of accounts receivable, $354,545 of cost in excess of billings on uncompleted contracts and $106,761 of property and equipment. Total assets at December 31, 2002 were comprised principally of $1,261,801 of accounts receivable, $159,335 of cost in excess of billings on uncompleted contracts and $108,111 of property and equipment. Total current assets at March 31, 2003 and December 31, 2002 amounted to $2,243,193 and $3,955,133, respectively, while total current liabilities for those same periods amounted to $7,767,688 and $8,847,224 respectively, creating working capital deficits of $5,524,495 and $4,892,091, respectively. These working capital deficits are principally attributable to operating losses in the first quarter of 2003 and in the full year of 2002. Total liabilities at March 31, 2003 and December 31, 2002 were $8,646,030 and $9,752,085, respectively, representing a decrease of 1,106,055. This decrease is primarily due to a decrease in liabilities from discontinued operations of $1,266,343, caused primarily by the winding down of operations in Florida. Shareholders' deficit at March 31, 2003 and December 31, 2002 was $6,269,460 and $5,663,225,
respectively, representing an increased deficit of $606,235. The increased deficit is due to losses in the first quarter of 2003.


During the first quarter of 2003, we received no significant outside financing. The Company's net cash provided by operating activities for the quarter ended March 31, 2003 was $33,433, compared to cash used in operating activities of $72,440 for the quarter ended March 31, 2002, an increase of $105,883. This increase resulted from increased collection efforts in 2003.


Our Company had no investing activities in the quarter ended March 31, 2003, as compared to net cash used in investing activities of $$27,686 for the quarter ended March 31, 2002.

Our Company's net cash used in financing activities for the quarter ended March 31, 2003 was $21,069, compared to net cash provided of $219,893 for the quarter ended March 31, 2002, a decrease of $240,962. The source of financing in the quarter ended March 31, 2003 was $5,718 from our line of credit as compared to $250,092 from our line of credit in the quarter ended March 31, 2002.


The report of our independent accountants on our December 31, 2002 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and a significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and to implement our business plan. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Our Company has no assured available financial resources to meet its March 31, 2003 working capital deficit of $5,524,495 and future operating costs. If our Company is unable to fund its working capital deficit and future operating costs through operating activities, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.


To improve our cash flow, beginning in December 2002, we discontinued our operations in Florida and New England, and consolidated our 3 California offices into one central office. These markets accounted for over $5 million of losses in 2002. In addition, we substantially reduced administrative costs at our headquarters through the elimination of several personnel. We continue our efforts to raise capital through the sale of stock.








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

* The Company's ability to continue as a going concern will be determined by its ability to obtain additional funding and to implement its business plan.

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

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.


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


Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.


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


In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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




PART  II:     OTHER  INFORMATION.

ITEM  1.     LEGAL  PROCEEDINGS.

     The Company is presently a defendant in 11 collection related lawsuits totaling approximately $359,000, some of which judgements have been obtained and the rest are pending. The majority of these legal actions are a result of the company's discontinued operations. In addition, there are presently 11 threatened collection related lawsuits totaling approximately $65,000.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     During the first quarter of 2003, the Company issued 618,000 restricted shares of common stock as collateral for services to be performed by vendors. In addition, 40,000 additional collateral shares were issued to a vendor on April 3, 2003. These shares have not yet been applied as payment for amounts owed.

     During the first quarter of 2003, the Company granted 992,900 shares to consultants and vendors pursuant to its common stock plans. These were valued at $184,893 based on the date of exercise. On April 1, 2003, 230,000 additional shares were granted to a consultant, valued at $23,000 based on the date of exercise.

     During the first quarter of 2003, the company issued 260,800 shares to consultants and vendors pursuant to its stock option plans, as collateral for services to be performed. These shares have not yet been applied as payment for amounts owed.

     Subsequent to March 31, 2003, the company issued 405,000 options pursuant to its stock option plans at an average exercise price of $0.075 to consultants for services. The options were valued at $35,735 or $0.088 per share, based on the exercise dates.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     Exhibits.
                  --------

     99.1 (CEO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 (CFO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     -----------------
     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PAVING  STONE  CORPORATION



                 By:  /s/  Jace  Simmons
                      --------------------
                      Jace  Simmons,  Executive  Vice  President-Finance,
                      Chief Financial Officer and Director
                      (Duly Authorized Officer and Principal Financial Officer)
                      Dated:  May  20,  2003

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

                                        /s/  Maurice  F.  Sigouin
                                        ------------------------------
                                        Maurice  F.  Sigouin
Date: May  20,  2003                Chief Executive  Officer

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


                                         /s/  Jace  Simmons
                                        -------------------------
                                         Jace  Simmons
Date: May  20,  2002                Executive  Vice  President Finance
                                        and Chief  Financial  Officer