Form 10-Q
period 2003-09-30
PAVING STONE CORP
filed 2003-11-14
CIK 1109749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK  ONE)

 [x] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended  June  30,  2003

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

                  9900 West Sample Road, Suite 300, Coral Springs, FL 33065
                 ------------------------------------------
                    (Address of principal executive offices)

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

At November 12, 2003, 44,400,282 shares of the Registrant's common stock were issued and outstanding.

Throughout this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.

PART  I:     FINANCIAL  INFORMATION.

ITEM  1.     FINANCIAL  STATEMENTS.
                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003

                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE     1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003
               (UNAUDITED) AND DECEMBER 31, 2002

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
               SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

PAGES    3     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
               MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

PAGES 5 - 11   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE
               30, 2003 (UNAUDITED)

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                                                     June 30, 2003       December 31,
                                                                                      (Unaudited)            2002
                                                                                     -------------       ------------
CURRENT ASSETS
 Cash                                                                                 $     62,931       $     15,639
 Accounts receivable - net                                                                 686,813          1,261,801
 Costs in excess of billings on uncompleted contracts                                           --            159,335
 Inventory                                                                               1,350,000                 --
 Prepaid expenses                                                                              663              4,738
 Net assets of discontinued operations                                                     104,098          2,513,620
                                                                                      ------------       ------------
        Total Current Assets                                                             2,204,505          3,955,133
                                                                                      ------------       ------------

PROPERTY AND EQUIPMENT - NET                                                               146,801            108,111
                                                                                      ------------       ------------

OTHER ASSETS
 Security deposits and other assets - net of amortization                                    4,470             23,225
 Other loans/advances receivable                                                             3,497              2,391
                                                                                      ------------       ------------
        Total Other Assets                                                                   7,967             25,616
                                                                                      ------------       ------------

TOTAL ASSETS                                                                          $  2,359,273       $  4,088,860
                                                                                      ============       ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Cash overdraft                                                                       $         --       $     78,393
 Line of credit                                                                          2,507,010          2,502,588
 Accounts payable and accrued expenses                                                   2,561,447          2,235,023
 Accrued stock compensation                                                                 55,000            102,123
 Billings in excess of cost on uncompleted contracts                                            --            218,317
 Note and capital lease obligation payable - current portion                                71,708             38,330
 Notes payable - stockholder                                                               130,628                 --
 Note payable - related party                                                              700,000                 --
 Net liabilities of discontinued operations                                              2,513,946          3,672,450
                                                                                      ------------       ------------
        Total Current Liabilities                                                        8,539,739          8,847,224
                                                                                      ------------       ------------

LONG TERM LIABILITIES
 Note and capital lease obligation payable                                                      --             61,814
 Notes payable - stockholder                                                                    --            143,047
 Note payable - related party                                                                   --            700,000
                                                                                      ------------       ------------
        Total Long-Term Liabilities                                                             --            904,861
                                                                                      ------------       ------------

TOTAL LIABILITIES                                                                        8,539,739          9,752,085
                                                                                      ------------       ------------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.00001 par value, 150,000,000 shares authorized, 43,680,282, and
  26,177,382 shares issued and outstanding, respectively                                       436                262
 Common stock to be issued, none and 779,300 shares, respectively                               --                  8
 Additional paid-in capital                                                              7,997,457          6,498,322
 Accumulated deficit                                                                   (14,178,359)       (12,161,817)
                                                                                      ------------       ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                          (6,180,466)        (5,663,225)
                                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        $  2,359,273       $  4,088,860
                                                                                      ============       ============

     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three       For the Three      For the Six        For the Six
                                                           Months Ended       Months Ended       Months Ended       Months Ended
                                                          June 30, 2003       June 30, 2002      June 30, 2003      June 30, 2002
                                                          -------------       -------------      -------------      ------------
NET SALES                                                  $  1,831,426       $  4,084,668       $  4,625,221       $  6,618,540

COST OF SALES                                                 1,494,935          2,667,005          3,504,806          4,437,462
                                                           ------------       ------------       ------------       ------------

GROSS PROFIT                                                    336,491          1,417,663          1,120,415          2,181,078
                                                           ------------       ------------       ------------       ------------

OPERATING EXPENSES
  Selling, general and administrative                           830,553          1,607,616          1,783,477          2,600,755
  Common stock issued for services                              143,531            105,000            248,591            105,000
  Common stock returned in consultant settlement                     --           (615,700)                --           (615,700)
                                                           ------------       ------------       ------------       ------------
       Total Operating Expenses                                 974,084          1,096,916          2,032,068          2,090,055
                                                           ------------       ------------       ------------       ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                       (637,593)           320,747           (911,653)            91,023
                                                           ------------       ------------       ------------       ------------

OTHER EXPENSE
  Interest expense                                               27,479              9,319             75,501             10,815
  Other expense                                                   3,641              1,104                178              1,104
                                                           ------------       ------------       ------------       ------------
       Total Other Expense                                       31,120             10,423             75,679             11,919
                                                           ------------       ------------       ------------       ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                       (668,713)           310,324           (987,332)            79,104

LOSS FROM DISCONTINUED OPERATIONS                              (735,823)          (289,893)        (1,128,500)          (556,639)
                                                           ------------       ------------       ------------       ------------

NET (LOSS) INCOME                                          $ (1,404,536)      $     20,431       $ (2,115,832)      $   (477,535)
                                                           ============       ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED
 (Loss) income from continuing operations                  $       (.02)      $        .01       $       (.03)      $        .00
 (Loss) from discontinued operations                               (.02)              (.01)              (.04)              (.02)
                                                           ------------       ------------       ------------       ------------
                                                           $       (.04)      $       (.00)      $       (.07)      $       (.02)
                                                           ============       ============       ============       ============

Weighted average shares outstanding during the period
 - basic and diluted                                         32,078,903         24,302,951         29,285,195         23,158,922
                                                           ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                    2003              2002
                                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 (Loss) income from continuing operations                                                       $  (987,332)      $    79,104
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Stock issued for services                                                                         248,591           105,000
  Stock returned in consultant settlement                                                          (615,700)
  Loss from discontinued operations                                                              (1,128,500)         (556,639)
  Depreciation                                                                                       37,352            46,422
  Amortization                                                                                        6,250             9,680
  Bad debt expense                                                                                   78,234           (12,760)
  Loss on disposal of property and equipment                                                         65,503             1,104
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                             496,754         1,266,332
    Prepaid expense                                                                                  (2,175)           41,109
    Security deposits and other assets                                                               17,649            (9,232)
    Costs in excess of billings on uncompleted contracts                                            159,335          (342,825)
    Other receivables                                                                                    --           (40,245)
    Net assets of discontinued operations                                                         2,267,977                --
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                           326,424          (650,714)
    Billings in excess of cost on uncompleted contracts                                            (218,317)          (89,568)
    Accrued stock compensation                                                                      (47,123)               --
    Customer deposits payable                                                                            --           (83,641)
    Net liabilities of discontinued operations                                                   (1,158,504)               --
                                                                                                -----------       -----------
         Net Cash Provided By (Used In) Operating Activities                                        162,118          (852,573)
                                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on disposal of equipment                                                                       --            37,828
 Purchase of property and equipment                                                                      --           (40,470)
 Other loans/advances receivable                                                                         --            (6,800)
                                                                                                -----------       -----------
         Net Cash Used In Investing Activities                                                           --            (9,442)
                                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash overdraft                                                                                     (78,393)         (288,778)
 Proceeds on issuance of stock for cash, net                                                             --         1,000,000
 Line of credit                                                                                       4,422           268,215
 Advances from related parties                                                                           --          (113,602)
 Payments on notes and capital lease obligations                                                    (28,436)          (57,439)
 Shareholder loan payable                                                                           (12,419)           18,180
                                                                                                -----------       -----------
         Net Cash (Used In) Provided By Financing Activities                                       (114,826)          826,576
                                                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                                      47,292           (35,439)

CASH - BEGINNING OF PERIOD                                                                           15,639            35,439
                                                                                                -----------       -----------

CASH - END OF PERIOD                                                                            $    62,931       $        --
                                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                          $    81,405       $    61,068
                                                                                                ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment acquired by note payable                                                              $        --       $    42,377
                                                                                                ===========       ===========

Purchase of inventory for common stock                                                          $ 1,350,000       $        --
                                                                                                ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of the Company's consolidated financial position and results of operations.

      It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      The condensed consolidated balance sheet information as of December 31, 2002, was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. It is suggested that the interim condensed consolidated financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K, from which the interim statements were derived.

      In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of Paving Stone Corporation and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

      (B) Fair Value of Financial Instruments

      The carrying value of financial instruments including receivables, accounts payable, accrued expenses and debt, approximates fair vales at June 30, 2003 and December 31, 2002 due to the

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

      relatively short-term nature of these instruments.

      (C) Loss Per Common Share

      Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

NOTE 3 INVENTORY

      During the second quarter of 2003, the Company formed a wholly owned subsidiary, PSC Equipment, Inc., to purchase and sell high-grade commercial equipment. On May 30, 2003, the Company entered into an Equipment Purchase Agreement ("EPA") with a vendor and purchased its first block of equipment inventory. Under the EPA, the Company issued 15,000,000 restricted shares of its common stock and executed a $500,000 Money Purchase Contract for the equipment inventory. The inventory is located at four sites around the U.S.A. and will remain there until sold. Under the EPA, the Company is not required to make lease, storage fee or insurance payments for two years. The inventory is valued at $1,350,000 on the condensed consolidated balance sheet as of June 30, 2003, based on the value of the shares on the date of the EPA. The $500,000 money purchase contract is not recorded as a liability on the condensed consolidated balance sheet as of June 30, 2003 since it is contingent on the Company obtaining cash proceeds from the sale of the inventory or from financing secured by the inventory (See Note 10).

      On June 25, 2003, the Company executed a second Equipment Purchase Agreement ("EPA-2") with a vendor to purchase additional equipment inventory located in one site in Texas. Under EPA-2, the Company is obligated to pay for the inventory under a Money Purchase Contract using 900,000 shares of stock from the ultimate purchaser of the inventory. As of June 30, 2003, the Company had not yet sold the inventory and therefore had not yet made a payment under the Money Purchase Contract. As such, the inventory is not valued on the June 30, 2003 balance sheet since EPA-2 was not fully consummated. See Note 10 for the final consummation of this transaction.

NOTE 4 DISCONTINUED OPERATIONS

      During December 2002, the Company made the decision to discontinue its Florida and New England Paving Stone operations. As of June 30, 2003, the Florida and New England operations are completely discontinued. Both operations have been accounted for as discontinued operations and accordingly, amounts in the condensed consolidated financial statements and related notes for all periods shown, reflect discontinued operations accounting.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

      Concurrently, the Company entered into an agreement to assist a contractor in acquiring all the Company's former customers in various Florida markets. The agreement calls for the Company to receive a commission of 5% of the actual gross margin earned during 2003. Through June 30, 2003, the Company has not recorded any commissions under the contract. The Company expects its Arizona/Texas, Georgia/Mid-Atlantic, Nevada and California operations to be completely discontinued by the end of the third quarter.

      Information relating to the Florida and New England operations for the six months ended June 30, 2003 and 2002 are as follows:

                                                 2003                   2002
                                             -----------            -----------

Revenues                                     $   919,453            $ 9,231,919
Costs and expenses                             2,047,953              9,788,558
                                             -----------            -----------

    Net (Loss)                               $(1,128,500)           $  (556,639)
                                             ===========            ===========

Assets and liabilities of the discontinued operations were as follows:

                                               June 30, 2003   December 31, 2002
                                               -------------   -----------------
Assets
 Accounts receivable, net                       $    85,619       $1,995,086
 Cost in excess of billings                              --          288,828
 Inventories                                             --           17,500
 Property and equipment                              20,479          184,816
 Other assets                                        (2,000)          27,390
                                                -----------       ----------

    Total Assets                                $   104,098       $2,513,620
                                                ===========       ==========

Liabilities
 Cash overdraft                                 $    91,363       $  249,618
 Billing in excess of cost                               --          735,250
 Accounts payable and accrued expenses            2,422,583        2,687,582
                                                -----------       ----------

    Total Liabilities                           $ 2,513,946       $3,672,450
                                                ===========       ==========

NOTE 5 SEGMENT REPORTING

The Company has six geographic reportable segments: Arizona, Atlanta, Nevada, California, Corporate and PSC Equipment. Each segment, with the exception of PSC Equipment, installs

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

interlocking pavers on driveways and patios for residential and commercial use. The Company evaluates segment performance based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income (loss) for one segment may not be comparable to another segment. Segment results for the six months ended June 30, 2003 and 2002 are as follows:

                           Arizona/      Georgia/                                                 PSC
                            Texas      Mid-Atlantic     Nevada      California     Corporate   Equipment        Total
                         -----------   ------------    ---------    -----------    ---------   ---------     -----------
2003

Net sales                $ 1,749,631    $ 1,616,704    $ 439,099    $   486,306    $ 333,481    $       --   $ 4,625,221

(Loss) from operations      (158,165)       (45,019)     (33,462)      (506,637)    (244,049)           --      (987,332)

Depreciation and
 amortization                  2,187          5,114          623          4,841       13,379            --        26,144

Assets                       274,989        444,030       33,119         75,913       77,124     1,350,000     2,255,175

2002

Net sales                $ 2,482,496    $ 1,443,277    $ 824,647    $ 1,868,119    $  52,814    $       --   $ 6,671,353

Income (loss) from
 operations                  189,438        (21,437)     (12,158)      (525,522)     393,635            --        23,956

Depreciation and
 amortization                  1,495          6,233          934            931           --            --         9,593

Assets                       790,294        807,564      282,250        410,020       83,828            --     2,373,956

Capital expenditures           6,213         42,377           --          5,912        8,572            --        63,074

NOTE 6 STOCK ISSUANCES

      During the six months ended June 30, 2003, the Company issued 2,123,000 shares of common stock to consultants for services. The shares were valued at $238,917, the fair market value based on closing prices on the respective issuance dates.

      During the six months ended June 30, 2003, the Company issued 600,000 restricted shares of common stock as collateral for services performed by a vendor. These shares have not yet been applied as payment for amounts owed (See Note 7(B)).

      During the six months ended June 30, 2003, the Company issued 2,066,500 shares of common stock as collateral for amounts owed for services performed by consultants and vendors. The vendors exercised their option to convert $9,674 of the amount owed into 105,700 shares of the Company's common stock and based on the dates exercised. The remaining 1,960,800 option shares were collateral at June 30, 2003 (See Note 7(B)).

      During the six months ended June 30, 2003, the Company issued 15,000,000 restricted shares of common stock to purchase commercial equipment inventory in conjunction with its equipment re-sale subsidiary, PSC Equipment, Inc. The shares were valued at $1,350,000, based on the closing market price of the Company's common stock on the date of the equipment purchase transaction.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

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

      The Company is presently a defendant in twenty-five collection related lawsuits totaling approximately $520,000, some of which judgments have been obtained and some are pending. The majority of these legal actions are a result of the Company's discontinued operations. Additionally, there are presently eighteen potential lawsuits which are all collection related matters totaling approximately $200,000.

      (B) Collateralized Shares

      During the six months ended June 30, 2003, the Company issued 2,560,800 shares of common stock as collateral for amounts owed for services previously performed by vendors. The amounts due to these vendors are recorded in accounts payable and accrued expenses as of June 30, 2003. Upon payment of these outstanding invoices by the Company, the shares will be returned to the Company and canceled. In addition, the vendor has the option to satisfy amounts owed to them, after notifying the Company, by either selling the shares in the open market or accepting the shares in lieu of full payment of the debt. As of the date of this report, no shares have been returned.

      (C) Payroll and Payroll Taxes

      As of June 30, 2003, the Company owes approximately $123,000 of payroll and payroll taxes to its payroll processing company. This amount has been accrued and is included in accounts payable and accrued expenses. On August 1, 2003 the payroll processing company filed a civil action summons for the payroll and payroll tax deficiency plus accrued interest at the rate of 1.5% per month.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

      (D) Lack of Insurance

      As of June 30, 2003, the Company has not maintained any liability insurance or any other form of insurance. The Company is also lacking insurance coverage for workman's compensation, disability and directors and officers liability insurance. Although the Company is not aware of any claims arising subsequent to June 30, 2003, there is no assurance that none exist.

      (E) Capitalized Leases

      As of June 30, 2003, the Company was in default of capitalized equipment leases. Certain of the assets pertaining to the leased equipment were repossessed and as such have been removed from the Company's possession. There is no assurance that legal action will not be taken against the Company for the shortfalls on the balance of the leases.

Amount of assets taken off books                                         $26,892
                                                                         -------

Amount of debt taken off books                                           $20,632
                                                                         =======

NOTE 8 RELATED PARTIES

      During the six months ended June 30, 2003, the Company repaid stockholder loans in the amount of $12,419.

NOTE 9 GOING CONCERN

      As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $2,115,832 for the six months ended June 30, 2003, a working capital deficiency of $6,335,234 and a stockholders' deficiency of $6,180,466. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management has discontinued its Florida and New England operations and expects to discontinue all paver installation segments as of September 30, 2003 and has consolidated its California operations into one central office. Management has also reduced other operating expenses during 2003 throughout the Company to return to profitable operations during 2003.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

      Management's future plans also include restructuring its revolving line of credit for which they are currently in active negotiations with a financial institution.

NOTE 10 SUBSEQUENT EVENT

      (A) Equipment Inventory Sale

      On July 29, 2003, the Company sold a portion of the first block of equipment inventory acquired on May 30, 2003, under an EPA to a public company located in the southwest U.S.A. Under the EPA, the selling price was $7,500,000 comprising a $500,000 Money Purchase Contract, 7,000,000 shares of the purchasers restricted common stock valued at $3,500,000, and 7,000,000 shares of the purchasers convertible preferred stock valued at $3,500,000. The valuation of both the preferred and common stock was based on the fair market value of the public company's common stock as determined by recent sales of the stock in private placements.

      On September 18, 2003, the Company executed an amendment to the July 29th $7,500,000 EPA as follows:

      1. The Company purchased a new block of inventory using 1,800,000 of the common shares received in the original July 29, 2003 transaction per above and an additional 900,000 of these common shares were used to fully consummate the EPA dated June 25, 2003 as described in the Inventory footnote.

      2. The original inventory sold as per the July 29, 2003 EPA was swapped in its entirety for the two blocks of inventory described above.

      The cost basis of the inventory sold in the $7,500,000 transaction was based on the 2,700,000 common shares received from the purchaser, valued at $1,350,000, which were used to acquire the applicable blocks of inventory. The net sales proceeds in the transaction exclude the $500,000 Money Purchase Contract portion, since this amount has not yet been received. Below is a summary of how the transaction was recorded during the third quarter of 2003.

Sales                                                                 $7,000,000
Less cost of goods sold inventory                                      1,350,000
Less commissions and other expenses (3,500,000 shares @$.50)           1,750,000
                                                                      ----------

Net profit                                                            $3,900,000
                                                                      ----------

Stock held by purchaser (7,800,000 shares @ $.50)                     $3,900,000
                                                                      ----------

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

      Had this transaction been consummated prior to June 30, 2003, the second quarter consolidated results would have been as follows:

Net profit for the 3 months ended March 31, 2003                    $ 2,495,464
Earnings per share                                                  $       .08

Net profit for the 6 months ended June 30, 2003                     $ 1,784,168
Earnings per share                                                  $       .06

Total assets at June 30, 2003                                       $ 6,259,272

Total stockholders' deficiency at June 30, 2003                     $(2,280,466)

      (B) Stock and Option Activity

      Subsequent to June 30, 2003, 300,000 shares of common stock held as collateral by consultants and vendors was applied as payment for amounts owed. The common stock was valued at $24,000 on the date applied to the debt.

      Subsequent to June 30, 2003, the Company issued 720,000 shares to consultants and vendors pursuant to its stock compensation plans, as payment for fees owed. The shares were valued at $51,300 based on the dates of issuance.

      Subsequent to June 30, 2003, the Company issued 925,000 shares of common stock to consultants and vendors as collateral for amounts owed for services to be performed.

      (C) Revolving Line of Credit

      The Company had a revolving line of credit with a financial institution with a maximum line of $2,500,000. The line of credit is payable on demand with interest at the 30-day dealer commercial paper rate plus 2.55%. It is secured by all the assets of the Company and Paving Stone Industries, Inc., a corporation owned by the majority stockholder. The line of credit was due for renewal as of April 30, 2003, and has not been renegotiated for the renewal as of the date of this report. The financial institution is currently negotiating a forbearance agreement with the Company to restructure the debt.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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


PART  II:     OTHER  INFORMATION.

ITEM  1.     LEGAL  PROCEEDINGS.

     The Company is presently a defendant in 25 collection related lawsuits totaling approximately $520,000 some of which judgements have been obtained and the rest are pending. The majority of these legal actions are a result of the company's discontinued operations. In addition, there are presently 18 threatened collection related lawsuits totaling approximately $200,000.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     During the six months ended June 30, 2003, the Company issued 2,397,800 shares of common stock to consultants for services. The shares were valued at $248,591, the fair value on the respective grant dates.

     During the six months ended June 30, 2003, the Company issued 600,000 restricted shares of common stock as collateral for services performed by a vendor. These shares have not yet been applied as payment for amounts owed.

     During the six months ended June 30, 2003, the Company issued 2,066,500 option shares pursuant to its stock option plans as collateral for services performed by consultants and vendors. Of these, 105,700 option shares were exercised and valued at $10,570 based on the dates exercised. The remaining 1,960,800 option shares were collateral at June 30, 2003.

     During the six months ended June 30, 2003, the Company issued 15,000,000 restricted shares of common stock to purchase commercial equipment inventory in conjunction with its equipment re-sale subsidiary, PSC Equipment, Inc. The shares were valued at $1,350,000, based on the date of the equipment purchase transaction.

     Subsequent to June 30, 2003, 300,000 of previously issued option shares were exercised by consultants and vendors and applied as payment for amounts owed. The option shares were valued at $24,000 based on the dates of exercise

     Subsequent to June 30, 2003, the Company issued 720,000 shares to consultants and vendors pursuant to its stock option plans, as payment for fees owed. The shares were valued at $51,300 based on the dates of issuance.

     Subsequent to June 30, 2003, the Company issued 925,000 option shares to consultants and vendors pursuant to its stock option plans, as collateral for services to be performed. These option shares have not yet been exercised as payment for amounts owed.

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

             None

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

ITEM  5.     OTHER INFORMATION.

             Not applicable.

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits.
                  --------

     99.1 (CEO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 (CFO) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     _________________
     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PAVING  STONE  CORPORATION



                 By:  /s/  Jace  Simmons
                      --------------------
                      Jace  Simmons,  Executive  Vice  President-Finance,
                      Chief Financial Officer and Director
                      (Duly Authorized Officer and Principal Financial Officer)
                      Dated:  November  12,  2003

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

                                        /s/  Maurice  F.  Sigouin
                                        -------------------------
                                        Maurice  F.  Sigouin
Date: November  12,  2003               Chief Executive  Officer

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


                                         /s/ Jace Simmons
                                        -------------------------
                                         Jace Simmons
Date: November  12,  2002                Executive Vice President Finance
                                         and Chief Financial Officer

ITEM  2.         DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS.

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

     During the second quarter of 2003, we formed a new subsidiary, PSC Equipment, Inc., to buy and sell high grade commercial equipment. This illustrates our continuing shift away from the unprofitable paver installation business. To begin this new division, we purchased high grade food processing equipment located in four sites around the USA with an appraised resale value of $20,000,000. We issued 15,000,000 restricted common shares and executed a $500,000 money purchase contract as consideration for this purchase. This equipment is valued at cost on our June 30, 2003 balance sheet at $1,350,000. During the third quarter of 2003, we purchased an additional $14,000,000 of similar equipment (appraised resale value) and recorded a sale of $7,000,000. This transaction is disclosed as a subsequent event in the footnotes to the financial statements, and generated an individual profit of $3,900,000 in the third quarter of 2003. We continue to aggressively market our equipment inventory for resale and continue to search for new equipment inventory to purchase.

     The following explanations reflect continuing operations, comprised of our paver installation divisions in California, Arizona, Nevada and the Mid-Atlantic, and our newly formed equipment resale division.


FINANCIAL  CONDITION

     Total assets from continuing operations as of June 30, 2003 were $2,255,175, an increase of $679,935 or 43.2%, from total assets of $1,575,240 at
December 31, 2002. The increase was primarily attributable to the purchase of equipment inventory described above totaling $1,350,000, offset by a reduction in accounts receivable of $574,988. This reduction reflects the continued down sizing of existing paver installation operations.

     Current liabilities from comtinuing operations increased by $851,019 or 16.4%, from $5,174,774 at December 31, 2002 to $6,025,793 at June 30, 2003. The
increase is primarily attributable to a reclassification of long-term debt to short-term debt totaling $904,861.

     Stockholders' deficit increased from $5,663,225 at December 31, 2002 to $6,180,466, an increased deficit of $517,242. This was a result of losses in the six months ended June 30, 2003 of $2,115,832 of which $1,128,500 came from discontinued operations. This was offset by increased additional paid in capital of $1,499,132, largely a result of the $1,350,000 equipment inventory purchase for common stock, described above

RESULTS  OF  OPERATIONS

     Net sales decreased by $2,253,242, or 55.2%, and $1,993,319 or 30.1%, for
the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in the prior year. The decreases were primarily due to the continued winding down of existing paver installation operations.

     Cost of goods sold decreased by $1,172,070, or 43.9%, and $932,656 or 21.0%, for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in the prior year. The decreases were primarily due to the continued winding down of existing paver installation operations

     Selling, general and administrative expenses decreased by $777,063, or 48.3%, and $817,278 or 31.4%, for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in the prior year. The decreases were primarily due to the continued winding down of existing paver installation operations.

     We incurred a net loss from continuing operations of $668,713 for the three-month period ended June 30, 2003 as compared to a net profit of $310,324 for the three-month period ended June 30, 2002. The reduction of $979,037 was primarily due to the continued winding down of existing paver installation operations.

     We incurred a net loss from continuing operations of $987,332 for the six-month period ended June 30, 2003 as compared to a net profit of $79,104 for the six-month period ended June 30, 2002. The reduction of $1,066,436 was primarily due to the continued winding down of existing paver installation operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

    CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003

Our total assets at June 30, 2003 were $2,359,273 compared with $4,088,860 at December 31, 2002, a decrease of $1,729,587. These balances include net assets from discontinued operations of $104,098 at June 30, 2003 and $2,513,620 at December 31, 2002, a decrease of $2,409,522, primarily the result of the winding down of our Florida business. Our total assets excluding discontinued operations were $2,255,175 and $1,575,240, respectively, at June 30, 2003 and December 31, 2002, an increase of $679,935. This increase was primarily due to the equipment inventory purchase described above totaling $1,350,000, offset by a decrease in net accounts receivable of $574,988, which was due to the winding down of existing paver installation operations. Total assets at June 30, 2003 were comprised mainly of $686,813 of accounts receivable, $1,350,000 of equipment inventory and $146,801 of property and equipment. Total assets at December 31, 2002 were comprised principally of $1,261,801 of accounts receivable, $159,335 of cost in excess of billings on uncompleted contracts and $108,111 of property and equipment. Total current assets at June 30, 2003 and December 31, 2002 amounted to $2,204,505 and $3,955,133, respectively, while total current liabilities for those same periods amounted to $8,539,739 and $8,847,224 respectively, creating working capital deficits of $6,335,234 and $4,892,091, respectively. These working capital deficits are principally attributable to operating losses in the first two quarters of 2003 and in the full year of 2002. Total liabilities at June 30, 2003 and December 31, 2002 were $8,539,739 and $9,752,085, respectively, representing a decrease of $1,212,346. This decrease is primarily due to a decrease in liabilities from discontinued operations of $1,158,504, caused primarily by the winding down of operations in Florida. Shareholders' deficit at June 30, 2003 and December 31, 2002 was $6,180,466 and $5,663,225, respectively, representing an increased deficit of $517,241. The increased deficit is due to losses in the first two quarters of 2003, offset by the equipment inventory purchase for common stock described above.


During the second quarter of 2003, we received no significant outside financing. The Company's net cash provided from operating activities for the six months ended June 30, 2003 was $162,118 compared to cash used in operating activities of $852,573 for the six months ended June 30, 2002, an increase of $1,014,691. This increase resulted from the discontinuance of unprofitable paver installation operations.

Our Company used no cash in investing activities for the six months ended June 30, 2003, as compared to $9,442 used in investing activities for the six months ended June 30, 2002.

Our Company's net cash used in financing activities for the six months ended June 30, 2003 was $36,433, compared to $1,115,352 net cas provided for the six months ended June 30, 2002, a decrease of $1,151,785. The only source of financing in 2003 was $4,422 from our revolving line of credit. The primary sources of financing in 2002 were cash proceeds of $1,000,000 from an issuance of stock and cash proceeds of $268,215 from our revolving line of credit.


Our Company had a revolving line of credit with a financial institution totaling $2,500,000, which was up for renewal at April 30, 2003. The financial institution declined to renew the line and is currently in negotiations with our Company to restructure the debt. We believe this negotiation will be successfully concluded by November 30, 2003.

The report of our independent accountants on our December 31, 2002 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations and a significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and to implement our business plan, particularly pertaining to the new equipment resale division. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Our Company has no assured available financial resources to meet its June 30, 2003 working capital deficit of $6,335,234 and future operating costs. If our Company is unable to fund its working capital deficit and future operating costs through operating activities, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.