Form 10-Q/A
period 2003-09-30
PAVING STONE CORP
filed 2003-11-14
CIK 1109749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q/A

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


During the second quarter of 2003, we received no significant outside financing. The Company's net cash provided from operating activities for the six months ended June 30, 2003 was $162,118, compared to cash used in operating activities of $852,573 for the six months ended June 30, 2002, an increase of $1,014,691. This increase resulted from the discontinuance of unprofitable paver installation operations.

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