Form 10-Q
period 2003-09-30
PAVING STONE CORP
filed 2003-12-31
CIK 1109749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK  ONE)

 [x] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
     EXCHANGE ACT OF 1934.

For  the  quarterly  period  ended  September  30,  2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the  transition  period  from  __________  to  ___________

                                    000-30051
                               -------------------
                              (Commission File No.)

                            PAVING STONE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                              88-0443120
----------------------------        -------------------------------------
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

At December 30, 2003, 107,519,753 shares of the Registrant's common stock were issued and outstanding.

Throughout this Report, the terms "we", "us", "our" and other similar pronouns refer to the Paving Stone Corporation. The terms "PVNG", the "Company," or "Registrant" also refer to the Paving Stone Corporation.

PART  I:     FINANCIAL  INFORMATION.

ITEM  1.     FINANCIAL  STATEMENTS.


                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

                            PAVING STONE CORPORATION
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE      1       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003
                  (UNAUDITED) AND DECEMBER 31, 2002

PAGE      2       CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGES   3 - 4     CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGES   5 - 12    NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  AS OF
                  SEPTEMBER 30, 2003 (UNAUDITED)

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      September 30,
                                                                                           2003           December 31,
                                                                                      (Unaudited)            2002
                                                                                      ------------       ------------
CURRENT ASSETS
 Cash                                                                                 $      6,403       $         --
 Investment                                                                              3,900,000                 --
 Inventory                                                                               1,350,000                 --
 Assets of discontinued operations                                                          49,895          4,088,860
                                                                                      ------------       ------------
        Total Current Assets                                                             5,306,298          4,088,860
                                                                                      ------------       ------------

PROPERTY AND EQUIPMENT - NET                                                                67,598                 --
                                                                                      ------------       ------------

OTHER ASSETS
 Security deposits and other assets - net of amortization                                    1,370                 --
                                                                                      ------------       ------------
        Total Other Assets                                                                   1,370                 --
                                                                                      ------------       ------------

TOTAL ASSETS                                                                          $  5,375,266       $  4,088,860
                                                                                      ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Line of credit                                                                       $  2,530,081       $  2,502,588
 Accounts payable and accrued expenses                                                     730,637            352,714
 Accrued stock compensation                                                                 55,000            102,123
 Customer deposit                                                                            5,000                 --
 Note and capital lease obligation payable - current portion                                25,973                 --
 Notes payable - stockholder                                                               136,744                 --
 Note payable - related party                                                              700,000                 --
 Liabilities of discontinued operations                                                  3,948,277          5,951,613
                                                                                      ------------       ------------
        Total Current Liabilities                                                        8,131,712          8,909,038
                                                                                      ------------       ------------

LONG TERM LIABILITIES
 Notes payable - stockholder                                                                    --            143,047
 Note payable - related party                                                                   --            700,000
                                                                                      ------------       ------------
        Total Long-Term Liabilities                                                             --            843,047
                                                                                      ------------       ------------

TOTAL LIABILITIES                                                                        8,131,712          9,752,085
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $.00001 par value, 150,000,000 shares authorized, 45,519,753, and
  26,177,382 shares issued and outstanding, respectively                                       455                262
 Common stock to be issued, none and 779,300 shares, respectively                               --                  8
 Additional paid-in capital                                                              8,119,311          6,498,322
 Accumulated deficit                                                                   (10,876,212)       (12,161,817)
                                                                                      ------------       ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                          (2,756,446)        (5,663,225)
                                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        $  5,375,266       $  4,088,860
                                                                                      ============       ============

     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three      For the Three      For the Nine       For the Nine
                                                     Months Ended       Months Ended       Months Ended       Months Ended
                                                     September 30,      September 30,      September 30,      September 30,
                                                         2003               2002               2003               2002
                                                     ------------       ------------       ------------       ------------
NET SALES                                            $  7,000,000       $         --       $  7,000,000       $         --

COST OF SALES                                           3,100,000                 --          3,100,000                 --
                                                     ------------       ------------       ------------       ------------

GROSS PROFIT                                            3,900,000                 --          3,900,000                 --
                                                     ------------       ------------       ------------       ------------

OPERATING EXPENSES
 Selling, general and administrative                       74,668            616,918            122,356              1,218
 Common stock issued for services                         121,872              7,245            370,463            112,245
 Common stock returned in consultant settlement                --           (615,700)                --           (615,700)
                                                     ------------       ------------       ------------       ------------
       Total Operating Expenses                           196,540              8,463            492,819           (502,237)
                                                     ------------       ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                3,703,460             (8,463)         3,407,181            502,237
                                                     ------------       ------------       ------------       ------------

OTHER EXPENSE
 Interest expense                                          36,029              1,800            104,065              5,400
 Other expense                                              4,286                 --              4,286             50,000
                                                     ------------       ------------       ------------       ------------
       Total Other Expense                                 40,315              1,800            108,351             55,400
                                                     ------------       ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                3,663,145            (10,263)         3,298,830            446,837

LOSS FROM DISCONTINUED OPERATIONS                        (360,998)        (1,800,644)        (2,112,515)        (2,735,279)
                                                     ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                    $  3,302,147       $ (1,810,907)      $  1,186,315       $ (2,288,442)
                                                     ============       ============       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED
 Income (loss) from continuing operations            $        .08       $       (.00)      $        .07       $        .02
 (Loss) from discontinued operations                         (.01)              (.07)              (.05)              (.10)
                                                     ------------       ------------       ------------       ------------
                                                     $        .07       $       (.07)      $        .02       $       (.08)
                                                     ============       ============       ============       ============

Weighted average shares outstanding during the
 period - basic and diluted                            44,943,449         25,861,374         34,565,339         24,069,532
                                                     ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                       2003               2002
                                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations                                                  $ 3,298,830       $   446,837
 Adjustments to reconcile net income to net cash used in operating activities:
  Stock issued for services                                                             370,463           112,245
  Stock returned in consultant settlement                                                    --          (615,700)
  Loss from discontinued operations                                                  (2,112,515)       (2,735,279)
  Depreciation                                                                           49,346                --
  Amortization                                                                            6,250                --
  Loss on disposal of property and equipment                                           (123,194)               --
  Investment received from sale of inventory                                         (3,900,000)               --
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Security deposits and other assets                                                   (1,370)               --
    Assets of discontinued operations                                                 4,038,965         1,159,468
  Increase (decrease) in:
    Accounts payable and accrued expenses                                               377,924                --
    Accrued stock compensation                                                          (47,123)               --
    Customer deposits payable                                                             5,000                --
    Liabilities of discontinued operations                                           (1,965,006)          604,377
                                                                                    -----------       -----------
         Net Cash Used In Operating Activities                                           (2,430)       (1,028,052)
                                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on issuance of stock for cash, net                                                 --         1,000,000
 Proceeds from notes payable                                                                 --           200,000
 Line of credit                                                                          27,493           266,091
 Advances from related parties                                                               --           (91,683)
 Payments on notes and capital lease obligations                                        (12,357)          (69,994)
 Shareholder loan payable                                                                (6,303)         (311,801)
                                                                                    -----------       -----------
         Net Cash Provided By Financing Activities                                        8,833           992,613
                                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                           6,403           (35,439)

CASH - BEGINNING OF PERIOD                                                                   --            35,439
                                                                                    -----------       -----------

CASH - END OF PERIOD                                                                $     6,403       $        --
                                                                                    ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                      2003             2002
                                                   -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                             $        --      $    95,673
                                                   ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment acquired by note payable                 $        --      $    69,279
                                                   ===========      ===========

Purchase of inventory for common stock             $ 1,350,000      $        --
                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

       (B) Fair Value of Financial Instruments

       The carrying value of financial instruments including receivables, accounts payable, accrued expenses and debt, approximates fair vales at September 30, 2003 and December 31, 2002 due to the relatively short-term nature of these instruments.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

       (C) Income (Loss) Per Common Share

       Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each period. The Company does not have any common stock equivalents to be included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

NOTE 3 INVESTMENT

       As of September 30, 2003, the Company holds 2,550,000 shares of common stock and 5,250,000 convertible preferred shares in an unrelated public company, representing approximately 12% ownership, whose common stock has no trading volume. The investment of $3,900,000 is based on the fair value of $.50 per share, represented by private placement sales of this company's common stock for cash from June 18, 2003 through September 30, 2003. The Company acquired the shares from the sale of high-grade commercial equipment in exchange for common stock (See Note 5).

NOTE 4 INVENTORY

       During the second  quarter of 2003,  the  Company  formed a wholly  owned subsidiary, PSC Equipment, Inc., to purchase and sell high-grade commercial equipment. On May 30, 2003, the Company entered into an Equipment Purchase Agreement ("EPA") with a vendor and purchased its first block of equipment inventory. Under the EPA, the Company issued 15,000,000 restricted shares of its common stock and executed a $500,000 Money Purchase Contract for the equipment inventory. The inventory is located at four sites around the U.S.A. and will remain there until sold. Under the EPA, the Company is not required to make lease, storage fee or insurance payments for two years. The inventory is valued at $1,350,000 on the condensed consolidated balance sheet as of September 30, 2003, based on the value of the shares on the date of the EPA. The $500,000 money purchase contract is not recorded as a liability on the condensed consolidated balance sheet as of September 30, 2003 since it is contingent on the Company obtaining cash proceeds from the sale of the inventory or from financing secured by the inventory (See Note 10).

       On June 25, 2003, the Company executed a second Equipment Purchase Agreement ("EPA-2") with a vendor to purchase additional equipment inventory located in one site in Texas. Under EPA-2, the Company was obligated to pay $450,000 for the inventory under a Money Purchase Contract using 900,000 shares of stock from the ultimate purchaser of the inventory. As of September 30, 2003, the Company sold the inventory and therefore made the payment under the Money Purchase Contract (See Note
       5).

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 5 EQUIPMENT INVENTORY SALE

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

       2. The original inventory sold as per the July 29, 2003 EPA was swapped in its entirety for the two blocks of inventory described above resulting in the Company still owning the $1,350,000 of inventory acquired on May 30, 2003, as of September 30, 2003 (See
              Note 4).

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

       Sales                                                                                     $ 7,000,000

       Less cost of goods sold inventory (2,700,000 restricted common shares @ $.50)               1,350,000

       Less commissions and other expenses (3,500,000 shares @$.50 - 1,750,000 restricted
        common and 1,750,000 convertible preferred)                                                1,750,000
                                                                                                 -----------

       Net profit                                                                                $ 3,900,000
                                                                                                 ===========

       Stock held by purchaser (7,800,000 shares @ $.50 - 2,550,000 restricted common and
        5,250,000 convertible preferred)                                                         $ 3,900,000
                                                                                                 ===========

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 6 DISCONTINUED OPERATIONS

       During December 2002, the Company made the decision to discontinue its Florida and New England Paving Stone operations. As of September 30, 2003, all paving installation operations are completely discontinued. All paving installation operations have been accounted for as discontinued operations and accordingly, amounts in the condensed consolidated financial statements and related notes for all periods shown, reflect discontinued operations accounting. Concurrently, the Company entered into an agreement to assist a contractor in acquiring all the Company's former customers in various Florida markets. The agreement calls for the Company to receive a commission of 5% of the actual gross margin earned during 2003. Through September 30, 2003, the Company has not recorded any commissions under the contract. The Company discontinued Arizona/Texas, Georgia/Mid-Atlantic, Nevada and California operations by the end of the third quarter.

       Information relating to the paver installation operations for the nine months ended September 30, 2003 and 2002 are as follows:

                                    2003               2002
                               ------------       ------------
       Revenues                $  6,264,347       $ 24,494,143
       Costs and expenses         8,376,862         27,229,422
                               ------------       ------------

           Net (Loss)          $ (2,112,515)      $ (2,735,279)
                               ============       ============

       Assets and liabilities of the discontinued operations were as follows:

                                        September 30,    December 31,
                                           2003            2002
                                        ------------    ------------
       Assets
        Cash                            $         --    $     17,795
        Accounts receivable, net              41,132       3,256,887
        Cost in excess of billings                --         448,163
        Prepaid expenses                          --          27,105
        Inventories                               --          17,500
        Property and equipment                    --         292,927
        Other assets                           8,763          28,483
                                        ------------    ------------

           Total Assets                 $     49,895    $  4,088,860
                                        ============    ============

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                     September 30,  December 31,
                                                         2003           2002
                                                     ------------   ------------
       Liabilities
        Cash overdraft                               $         --   $    328,011
        Billing in excess of cost                              --        953,567
        Accounts payable and accrued expenses           3,948,277      4,569,891
        Notes payable and capital lease obligations            --        100,144
                                                     ------------   ------------

           Total Liabilities                         $  3,948,277   $  5,951,613
                                                     ============   ============

NOTE 7 SEGMENT REPORTING

       As of  September  30,  2003,  the  Company has two  reportable  segments:
       Corporate and PSC Equipment. The Corporate segment is inactive except for stock issuances. The PSC Equipment segment purchases and sells high-grade used kitchen equipment for commercial use. The Company evaluates segment performance based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income
       (loss) for one segment may not be comparable to another segment. Segment results for the nine months ended September 30, 2003 and 2002 are as follows:

                                         Corporate    PSC Equipment     Total
                                        ----------    -------------   ----------
       2003
       ----
       Net sales                        $       --     $7,000,000    $7,000,000

       Income (loss) from operations      (596,329)     3,895,159     3,298,830

       Depreciation and amortization        23,668             --        23,668

       Assets                               73,995      5,251,376     5,325,371

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

       2002
       ----

       Net sales                        $       --    $       --     $       --

       Income (loss) from operations            --            --             --

       Depreciation and amortization            --            --             --

       Assets                              239,314            --        239,314

       Capital expenditures                 16,075            --         16,075

NOTE 8 STOCK ISSUANCES

       During the nine months ended September 30, 2003, the Company issued 3,117,200 shares of common stock to consultants for services. The shares were valued at $290,217, the fair market value based on closing prices on the respective issuance dates.

       During the nine months ended September 30, 2003, the Company issued 600,000 restricted shares of common stock as collateral for services performed by a vendor. These shares have not yet been applied as payment for amounts owed (See Note 9(B)).

       During the nine months ended September 30, 2003, the Company issued 2,991,500 shares of common stock as collateral for amounts owed for services performed by consultants and vendors. The vendors exercised their option to convert $80,246 of the amount owed into 1,225,171 shares of the Company's common stock and based on the dates exercised. The remaining 1,766,329 option shares were collateral at September 30, 2003 (See Note 9(B)).

       During the nine months ended September 30, 2003, the Company issued 15,000,000 restricted shares of common stock to purchase commercial equipment inventory in conjunction with its equipment re-sale subsidiary, PSC Equipment, Inc. The shares were valued at $1,350,000, based on the closing market price of the Company's common stock on the date of the equipment purchase transaction.

NOTE 9 COMMITMENTS AND CONTINGENCIES

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

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

       (B) Collateralized Shares

       During the nine months ended September 30, 2003, the Company issued 3,591,500 shares of common stock as collateral for amounts owed for services previously performed by vendors. The amounts due to these vendors are recorded in accounts payable and accrued expenses as of September 30, 2003. Upon payment of these outstanding invoices by the Company, the shares will be returned to the Company and canceled. In addition, the vendor has the option to satisfy amounts owed to them, after notifying the Company, by either selling the shares in the open market or accepting the shares in lieu of full payment of the debt. As of the date of this report, no shares have been returned and 1,225,171 options have been exercised resulting in an ending balance of 2,366,329 shares.

       (C) Payroll and Payroll Taxes

       As of September 30, 2003, the Company owes approximately $123,000 of payroll and payroll taxes to its payroll processing company. This amount has been accrued and is included in accounts payable and accrued expenses. On August 1, 2003 the payroll processing company filed a civil action summons for the payroll and payroll tax deficiency plus accrued interest at the rate of 1.5% per month.

       (D) Lack of Insurance

       As of September 30, 2003, the Company has not maintained any liability insurance or any other form of insurance. The Company is also lacking insurance coverage for workman's compensation, disability and directors and officers liability insurance. Although the Company is not aware of any claims arising subsequent to September 30, 2003, there is no assurance that none exist.

       (E) Capitalized Leases

       As of September 30, 2003, the Company was in default of capitalized equipment leases. Certain of the assets pertaining to the leased equipment were repossessed and as such have been removed from the Company's possession. There is no assurance that legal action will not be taken against the Company for the shortfalls on the balance of the leases.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

       Amount of assets taken off books           $ 26,892
                                                  --------
       Amount of debt taken off books             $ 20,632
                                                  ========

NOTE 10  RELATED PARTIES

       During the nine months ended September 30, 2003, the Company repaid stockholder loans in the amount of $12,419.

NOTE 11  GOING CONCERN

       As reflected in the accompanying condensed consolidated financial statements the Company has a working capital deficiency of $2,825,414 and a stockholders' deficiency of $2,756,446 as of September 30, 2003 and a negative cash flows from operations of $2,430 for the nine months ended September 30, 2003. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management has discontinued all of its paving installation operations segments as of September 30, 2003. Management has also reduced other operating expenses during 2003 throughout the Company to return to profitable operations during 2003.

       Management's future plans also include restructuring its revolving line of credit for which they are currently in active negotiations with a financial institution.

NOTE 12  SUBSEQUENT EVENTS

       (A) Stock Activity

       Subsequent to September 30, 2003, the Company issued 62,000,000 shares of common stock to two of its officers as compensation in lieu of cash for services rendered. The shares were valued at $620,000 based on the date of issuance.

                    PAVING STONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

       (B) Revolving Line of Credit

       The Company had a revolving line of credit with a financial institution with a maximum line of $2,500,000. The line of credit was payable on demand with interest at the 30-day dealer commercial paper rate plus 2.55%. It was secured by all the assets of the Company and Paving Stone Industries, Inc., a corporation owned by the majority stockholder. The line of credit was due for renewal on April 30, 2003, and has not been renegotiated for renewal.

       On December 19, 2003, the Company signed a forbearance agreement with the lender. The forbearance agreement is in effect through March 31, 2004 and may be extended so long as the Company is making required payments and is not otherwise in default. The forbearance agreement is structured so that all payments received by the Company shall be paid directly to a lockbox. One half of all amounts received by the lender will be paid by the lender to itself and one half will be paid to the Company up to a maximum of $125,000 per month. Any amounts in excess of $125,000 shall be paid 100% to the lender. In order for the Company not to be in default, there must be at least $100,000 paid into the lockbox by January 15, 2004 with a minimum of $50,000 paid to the lender. Further, the lender must receive an additional $500,000 paid into the lockbox on or before February 28, 2004 for a total amount of $600,000 by the end of February and $300,000 paid to the lender. Interest charged under this agreement is at the 30-day dealer commercial paper rate plus 4.55%.

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

     During the third quarter of 2003, as a result of continuous losses incurred, we discontinued all remaining paver installation operations. Going forward, our only remaining line of business is our newly created equipment resale subsidiary, PSC Equipment, Inc. As previously reported, we formed this new division during the second quarter of 2003, to buy and sell high grade commercial equipment.

     To begin this new division, during the second quarter of 2003, we purchased high grade food processing equipment located in four sites around the USA with an appraised resale value of $20,000,000. We issued 15,000,000 restricted common shares and executed a $500,000 money purchase contract as consideration for this purchase. This equipment was booked at cost on our balance sheet at $1,350,000.

     During the third quarter of 2003, we purchased additional similar equipment having an appraised resale value of $14,000,000, and recorded a sale of $7,000,000.
This transaction generated an individual non cash profit of $3,900,000 in the third quarter of 2003. We continue to aggressively market our equipment inventory for resale and continue to search for new equipment inventory to purchase.

     The  following   explanations   primarily  reflect  continuing  operations,
comprised solely of our newly formed equipment resale division and corporate operations.


FINANCIAL  CONDITION

     Total assets from continuing operations as of September 30, 2003 were $5,325,371, an increase of $5,325,371, from zero assets at December 31, 2002. The increase was primarily attributable to the purchase of equipment inventory described above totaling $1,350,000, along with investments (restricted stock proceeds) from the sale of equipment totaling $3,900,000.

     Current liabilities from continuing operations increased by $1,226,010 or 41.4%, from $2,957,425 at December 31, 2002 to $4,183,435 at September 30, 2003.
The increase is primarily attributable to a reclassification of long-term debt to short-term debt totaling $843,047.

     Stockholders' deficit decreased from $5,663,225 at December 31, 2002 to $2,756,446, a decreased deficit of $2,906,779. This was a result of profits in the nine months ended September 30, 2003 of $1,186,315, along with increased additional paid in capital of $1,620,989, largely a result of the $1,350,000 equipment inventory purchase for common stock, described above.

RESULTS  OF  OPERATIONS

     Net sales were $7,000,000, for the three-month and nine=month periods ended September 30, 2003, as compared to zero sales for the same periods in the prior year. This reflects one equipment sale transaction in the third quarter of 2003 within the newly formed equipment resale division. This new division reflects all continuing operations and was formed in the second quarter of 2003.

     Cost of goods sold was $3,100,000, for the three-month and nine-month periods ended September 30, 2003, as compared to zero for the same periods in the prior year. This reflects one equipment sale transaction in the third quarter of 2003 within the newly formed equipment resale division. This new division reflects all continuing operations and was formed in the second quarter of 2003.

     Selling, general and administrative expenses decreased by $542,250, or 88%, and increased by $121,138 or 9,846%, for the three-month and nine-month periods ended September 30, 2003, respectively, as compared to the same periods in the prior year. The fluctuations were primarily due to changes in the number of employees in continuing operations.

     We incurred a net profit from continuing operations of $3,663,145 for the three-month period ended September 30, 2003 as compared to a net loss of $10,263 for the three-month period ended September 30, 2002. The increase of $3,673,408 was primarily due to the equipment resale transaction described above.

     We incurred a net profit from continuing operations of $3,298,830 for the nine-month period ended September 30, 2003 as compared to a net profit of $446,837 for the nine-month period ended September 30, 2002. The increase of $2,851,993 was primarily due to the equipment resale transaction described above.

LIQUIDITY  AND  CAPITAL  RESOURCES

    CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003

Our total assets at September 30, 2003 were $5,375,266 compared with $4,088,860 at December 31, 2002, a increase of $1,286,406. These balances include net assets from discontinued operations of $49,895 at September 30, 2003 and $4,088,860 at December 31, 2002, a decrease of $4,038,965, primarily the result of the winding down of all paver installation business. Our total assets excluding discontinued operations were $5,325,371 and zero, respectively, at September 30, 2003 and December 31, 2002, an increase of $5,325,371. This increase was due to the equipment inventory purchase described above totaling $1,350,000, along with investments (restricted stock proceeds) from the sale of equipment of $3,900,000. Total assets at September 30, 2003 were comprised mainly of $3,900,000 of investments and $1,350,000 of equipment inventory. Total current assets at September 30, 2003 and December 31, 2002 amounted to $5,306,298 and $4,088,860, respectively, while total current liabilities for those same periods amounted to $8,131,712 and $8,909,038 respectively, creating working capital deficits of $2,825,414 and $4,820,178, respectively. These working capital deficits are principally attributable to operating losses in the first two quarters of 2003 and in the full year of 2002. Total liabilities at September 30, 2003 and December 31, 2002 were $8,131,712 and $9,752,085, respectively, representing a decrease of $1,620,373. This decrease is primarily due to a decrease in liabilities from discontinued operations of $2,003,336, caused primarily by the winding down of operations in Florida.
Shareholders' deficit at September 30, 2003 and December 31, 2002 was $2,756,446 and $5,663,225, respectively, representing a decreased deficit of $2,906,779. The decreased deficit is primarily due to profits generated from the equipment inventory sale described above.


The Company's net cash used in operating activities for the nine months ended September 30, 2003 was $2,430, compared to net cash used in operating activities of $1,028,052 for the nine months ended September 30, 2002, a decrease of $1,025,622. This decrease resulted primarily from the discontinuance of unprofitable paver installation operations.


Our Company's net cash provided by financing activities for the nine months ended September 30, 2003 was $8,833, compared to $992,613 net cash provided for the nine months ended September 30, 2002, a decrease of $983,780. The only source of financing in 2003 was $27,493 from our revolving line of credit. The primary sources of financing in 2002 were cash proceeds of $1,000,000 from an issuance of stock, cash proceeds of $268,215 from our revolving line of credit and cash proceeds of $200,000 from a note payable to an outside director.

Our Company had a revolving line of credit with a financial institution totaling $2,500,000, which was up for renewal at April 30, 2003. The financial institution declined to renew the line. On December 19, 2003, after several months of negotiations, the Company executed a forbearance agreement with this financial institution whereby the debt was restructured. Under the agreement, the Company is to pay off the debt using net cash proceeds received in its equipment resale division. A minimum of 50% of monthly net cash proceeds, up to $250,000 of monthly proceeds, is payable under the agreement, and 100% of monthly net cash proceeds over $250,000 is payable under the agreement. The agreement expires on March 31, 2004, but may be extended if agreed upon payments are being made. The debt is secured by all assets of the Company and is personally guaranteed by the C.E.O.


Our Company owes a former outside director $700,000 plus accrued interest, and owes the C.E.O $136,744 plus accrued interest, under promissory notes payable in January 2004. The Company plans to negotiate extensions on these notes, and plans to retire the amounts owed using future cash profits generated from its equipment resale division, after all scheduled payments have been made under the forbearance agreement described above. If adequate future cash profits are not available, the Company will attempt to negotiate a retirement of these debts using portions of its stock investments held.

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


Our Company has no assured available financial resources to meet its September 30, 2003 working capital deficit of $2,825,414 and future operating costs. If our Company is unable to fund its working capital deficit and future operating costs through operating activities, the Company may be required to change its proposed business plan and decrease its planned operations, which could have a material adverse effect upon its business, financial condition, or results of operations.

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

* New laws and regulations could negatively impact the equipment resale industry, causing increased costs and decreased revenue earning opportunities.

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


Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     During the nine months ended September 30, 2003, the Company issued 3,117,200 shares of common stock to consultants for services. The shares were valued at $290,217, the fair value on the respective grant dates.

     During the nine months ended September 30, 2003, the Company issued 600,000 restricted shares of common stock as collateral for services performed by vendors. These shares have not yet been applied as payment for amounts owed.

     During the nine months ended September 30, 2003, the Company issued 2,991,500 option shares pursuant to its stock option plans as collateral for services performed by consultants and vendors. Of these, 1,225,171 option shares were exercised and valued at $80,246 based on the dates exercised. The remaining 1,766,329 option shares were collateral at September 30, 2003.

     During the nine months ended September 30, 2003, the Company issued 15,000,000 restricted shares of common stock to purchase commercial equipment inventory in conjunction with its equipment re-sale subsidiary, PSC Equipment, Inc. The shares were valued at $1,350,000, based on the date of the equipment purchase transaction.

     Subsequent to September 30, 2003, the Company issued 62,000,000 restricted shares to officers and directors as compensation in lieu of cash for services performed. These were valued at $620,000 based on the date of grant.


     ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

             None

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

ITEM  5.     OTHER INFORMATION.

     During the third quarter of 2003, the three outside board members resigned their board of director positions, citing conflicts with scheduling.

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



                 By:  /s/  Jace  Simmons
                      --------------------
                      Jace  Simmons,  Executive  Vice  President-Finance,
                      Chief Financial Officer and Director
                      (Duly Authorized Officer and Principal Financial Officer)
                      Dated:  December  30,  2003